Form 10-K405
period 1997-12-31
NATIONAL HEALTH REALTY INC
filed 1998-03-31
CIK 1047334

______________________________________________________________________________

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K
(Mark One)
     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the fiscal year ended December 31, 1997
                                   OR
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from _______ to _________
                    Commission file number 333-37173
                      NATIONAL HEALTH REALTY, INC.
         (Exact name of registrant as specified in its charter)
                  Maryland                                   52-2059888
        (State or other jurisdiction                      (I.R.S. Employer
       of incorporation or organization)               Identification Number)

       100 Vine Street, Suite 1402, Murfreesboro, Tennessee 37130
                (Address of principal executive offices)
                               (Zip Code)

                              (615) 890-2020
               (Company's telephone number, including area code)
      Securities registered pursuant to Section 12(b) of the Act:
              Title of each Class                       Name of each exchange
                                                          on which registered
              Shares of Common Stock                  American Stock Exchange
           Securities registered pursuant to Section 12(g) of
                                the Act
                                  Same

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.  Yes          No   X

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $90,951,497 as of February 28, 1998. The number of shares of Common Stock outstanding as of February 28, 1998 was 8,693,864.

                           PAGE 1 OF 36 PAGES
                         Exhibit Index Page 29

                             PART 1

                             ITEM 1
                            BUSINESS

GENERAL

         National Health Realty, Inc. (NHR) is a newly-formed Maryland corporation. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 16 licensed skilled nursing facilities, one 160 bed certificate of need, six assisted living facilities and one independent living center (the Healthcare Facilities), plus 50 first and second mortgage secured promissory notes with an outstanding balance of $94.4 million (the Notes) from its then sole owner National HealthCare L.P. NHR then leased (the Leases) the Healthcare Facilities to National HealthCare Corporation (NHC) a successor by merger to National HealthCare L.P. NHR also assumed certain debt of approximately $86.4 million. The Leases covering the Healthcare Facilities are "triple net" leases. NHR entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC will provide NHR with investment advice, office space and personnel. This agreement also provides that for that prior to the earlier to occur of (i) the termination of the Advisory Agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets conveyed to it by National HealthCare L.P.

        NHR's revenues will be derived primarily from NHC under the Leases and the interest and principal payments of the Notes. NHC is the manager of all nursing facilities securing the Notes, and the Notes are due and payable upon termination of the NHC management contract.

        Forty-three of the Notes (representing approximately $74.8 million the principal amount and collateralized with 16 nursing facilities) are from Florida Convalescent Centers, Inc. (FCC) and are personally guaranteed by its sole shareholder. The FCC Notes bear interest at 10.25% and most are due in 2004. The balance of the Notes are secured by seven nursing facilities and seven separate makers and guarantors.

     ASSUMED LIABILITIES.

     NHR assumed approximately $86.4 million of debt from NHC but immediately refinanced approximately $71.6 million from a commercial bank group with Bank of Tokyo, Agent on an overall loan of $75 million. An additional line of credit of $20 million was also made available by this group. The interest rate on $11.6 million of the remaining Assumed Liabilities include fixed rates of 8.4% and 8.3%. The interest rate on $3.2 million of the remaining Assumed Liabilities is at a variable rate (4.2% at December 31, 1997). The replacement financing and line of credit bear interest at LIBOR plus 1% (one
percent).   The term of the loans extend through 2011.

     INVESTMENT AND OTHER POLICIES OF NHR.

     General. NHR's investment objectives are: (i) to provide current income for distribution to stockholders, (ii) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of its leased properties; (iii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of its portfolio properties, and (iv) to preserve and protect stockholder's capital. There is no assurance that these objectives will be realized.

     Advisory Agreement.  NHR has contracted for its management with NHC.
The NHR Advisory Agreement provides that NHR will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. For its services, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. Either party may terminate the Advisory Agreement on 90 days notice after January 1, 2000, and NHR may terminate at any time for cause.

     Objectives and Policies. NHR was organized to own the Healthcare Facilities and Notes. Because of the competitive restrictions contained in the Advisory Agreement, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments. NHR expects to continue to engage in transactions with NHC, but does not anticipate purchasing from, leasing to or financing other operations. Subject to the Advisory Agreement, the Board of Directors may alter NHR's investment policies if they determine in the future that such a change is in the best interests of NHR and its stockholders. The methods of implementing NHR's investment policies may vary as new investment and financing techniques are developed or for other reasons.

     Federal Income Tax. NHR believes that it has operated its business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code) and NHR intends to continue to operate in such a manner, but no assurance can be given that NHR will be able to qualify at all times. If NHR qualifies as a REIT, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends.


                             ITEM 2
                           PROPERTIES

                      HEALTHCARE FACILITIES

      The following table includes certain information regarding the Healthcare Facilities, all of which are leased for an initial ten (10) year term to National HealthCare Corporation

                                                                          Minimum
                                                   No. of  Book           Annual
Name of Facility              Location             Beds    Basis          Rent
Healthcare Facilities
   AdamsPlace                 Murfreesboro, TN      40     $  6,091,586   $   578,701
   NHC HealthCare, Naples     Naples, FL            60        5,713,505       542,783
   NHC HealthCare, Clinton    Clinton, SC          131        3,729,383       354,291
   NHC HealthCare,
    Coconut Creek             Ft. Lauderdale, FL   120       11,297,039     1,073,219
   NHC HealthCare,
    Daytona Beach             Daytona Beach, FL     60        6,298,576       598,365
   NHC HealthCare,
    Farragut(F1)              Farragut, TN          60        3,260,656           ---
   NHC HealthCare,
    Garden City               Murrells Inlet, SC    88        5,150,972       489,342
   NHC HealthCare,
    Greenville                Greenville, SC       176        5,474,289       520,057
   NHC HealthCare, Lexington  Lexington, SC         88        4,939,471       412,199
   NHC HealthCare, Mauldin    Greenville, SC       120        8,648,897       821,645
   NHC HealthCare,
    Imperial(F2)              Naples, FL            90        5,511,116       459,810
   NHC HealthCare, N. Augusta North Augusta, SC    132        5,073,994       482,029
   NHC HealthCare, Orlando    Orlando, FL          120        8,617,393       818,652
   NHC HealthCare, Parklane   Columbia, SC         120        8,018,080       761,718
   NHC HealthCare,
    Port Charlotte            Port Charlotte, FL   180        8,604,169       817,396
   W. Plains Health,
    Care Center               West Plains, MO      120        3,850,766       365,823
   NHC HealthCare,
    Franklin(F3)              Franklin, TN         160          768,765           ---

Assisted Living Facilities
   NHC Place/ Vero Beach      Vero Beach, FL        84        7,510,507       713,498
   NHC Place/Anniston         Anniston, AL          68        5,735,927       544,913
   Adams Place                Murfreesboro, TN      84        6,562,550       623,442
   NHC Place/Merritt Island   Merritt Island, FL    84        7,823,933       743,274
   NHC Place/Stuart           Stuart, FL            84        7,323,124       695,697
   NHC HealthCare,
    Farragut(F1)              Farragut, TN          84        4,086,648           ---

Retirement Center
   AdamsPlace                 Murfreesboro, TN      53        4,523,373           ---

          Book Value                                       $144,614,719


    (F1)  currently under construction.
    (F2)  30 additional beds under construction.
    (F3)  a facility to be constructed.  Construction has not yet begun.
    (F4) additional rent equal to three percent (3%) of the increase in gross revenues of the HealthCare Facilities commences in 2000, with 1999 as the base year. All leases are "net, net, net".

    Mortgage Notes. NHR will own approximately 50 Mortgage Notes representing approximately $92.5 million loaned to the owners of approximately 23 nursing homes, all but one of which are in Florida and managed by NHC. The loans were utilized by the owners to acquire land, then construct and equip the nursing homes or to provide working capital. The Mortgage Notes are secured by mortgages on each of the facilities. Forty-three of the Mortgage Notes (representing approximately $74.9 million the principal amount) are from FCC and are personally guaranteed by its sole shareholder. The FCC Notes bear interest at 10.25% and most are due in 2004.

    The 19 nursing homes which are located in Florida are each licensed for approximately 120 to 180 beds. No defaults have occurred under any of the Mortgage Notes. NHC has no reason to suspect any impending defaults under the Mortgage Notes. In the event NHC's management agreement for the facilities is not extended by the owner at the completion of the term, the Mortgage Note secured by such facility becomes immediately due and payable.



                             ITEM 3
                       LEGAL PROCEEDINGS


    NHR is not subject to any pending litigation. The HealthCare Facilities are subject to claims and suits in the ordinary course of business. NHR's lessees and mortgagees have indemnified and will continue to indemnify NHR against all liabilities arising from the operation of the Health Care Facilities, and will indemnify NHR against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the mortgagees and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on NHR or its operations.


                             ITEM 4
      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    During 1997 and other than the initial incorporation activities, there were no matters submitted to a vote of security holders.


                            PART II
                           ----------

                             ITEM 5
             MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

    The shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On February 27, 1998 the last reported sale price for the Common Stock on the AMEX was $18.0625. As of December 31, 1997, NHR had approximately 4,713 shareholders, of which approximately 2,171 are holders of record with the balance indicated by security listing positions.

                             ITEM 6
                    SELECTED FINANCIAL DATA

          (dollars in thousands)                       12/31/97 (FA)
          Mortgages and other investments              $     94,439
          Real estate properties, net                       144,615
          Total assets                                      242,495
          Long term debt                                     89,855
          Total stockholders' equity                        131,698

          Common shares outstanding                       8,237,423

(FA) NHR is a newly formed entity. NHR had no operations from the date of incorporation through December 31, 1997. NHR originally issued 1,000 shares of common stock to National HealthCare Corporation (NHC) for cash on October 15, 1997. On December 31, 1997, NHC transferred mortgage and other notes receivable (total book value of $94,439), real property (total book value of $144,615) and certain related liabilities (total book value of $86,414) to NHR. Simultaneous with the transfer, NHR obtained a term loan (principal amount of $75,000) and used the proceeds to repay debt transferred from NHC in the amount of $71,559.



                             ITEM 7
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


Overview--

    National Health Realty, Inc. (NHR) is a newly formed entity intended to qualify as a real estate investment trust (REIT) and incorporated in Maryland on September 26, 1997. NHR originally issued 1,000 shares of common stock to National HealthCare Corporation (NHC and formerly National HealthCare L.P.) for $1,000 cash on October 15, 1997, but this stock was redeemed upon the distribution of NHR common stock to the unitholders of National HealthCare L.P. on a one for one basis effective 11:59 p.m., December 31, 1997. NHR had no operations from the date of incorporation through December 31, 1997.

    At December 31, 1997, NHC transferred certain assets and liabilities to NHR and NHR/OP, L.P. in exchange for 8,237,423 shares of NHR common stock and 1,310,194 limited partnership units of NHR/OP, L.P. NHC then distributed the common stock of NHR and the limited partnership units of NHR/OP, L.P. to NHC's unitholders at the rate of one share or one unit for each NHC unit outstanding as of December 31, 1997. The limited partnership units of NHR/OP, L.P. were distributed to certain NHC unitholders in order to protect the REIT status of NHR. NHR/OP, L.P. is a Delaware limited partnership that is the operating entity of NHR and is 86% owned by NHR. NHR and NHR/OP, L.P. are collectively referred to herein as "NHR".

Liquidity and Capital Resources--

    The assets transferred to NHR as of December 31, 1997 include mortgage and other notes receivable (book value of $94,439,000) and the real property of 17 long-term care centers, six assisted living facilities and one retirement center (total book value of $144,615,000). NHC also transferred certain related liabilities (total book value of $86,414,000) to NHR. Simultaneous with the transfer, NHR obtained a term loan (principal amount of $75,000,000) and used the related proceeds to repay debt transferred from NHC in the amount of $71,559,000.

    Approximately $74,758,00 of the transferred mortgage and other notes receivable are due from a single debtor that operates 16 licensed nursing centers in Florida. NHR is the primary lender to that entity.

    Concurrent with NHC's conveyance of the real property, NHR leased to NHC each of the 24 facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for its leases as operating leases.

    During the initial term and each renewal term, NHC is obligated to pay
NHR annual base rent on the 24 facilities of $12,417,000. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities.

    NHR has entered into an advisory services agreement with NHC whereby the services related to investment activities and day-to-day management and operations are provided to NHR by NHC. Because of the competitive restrictions contained in the advisory services agreement, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments. NHR expects to continue to engage in transactions with NHC but does not anticipate purchasing from, leasing to, or financing other operations.

    NHR intends to pay quarterly distributions to its stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 95% of NHR's taxable income be distributed annually. The primary source for distributions will be rental and interest income NHR earns on the real property and mortgage notes receivable transferred to it by NHC. It is estimated that $1.33 per share will be declared for payment during 1998.

    NHR has reserved an additional 1,284,478 shares of common stock for conversion of certain convertible notes and stock options that were outstanding obligations of NHC as of December 31, 1997. Although the notes and options are the obligations of NHC, the notes are convertible and the options are exercisable at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the conversion of the notes and exercise of the options. NHR will receive no proceeds from the conversion of the notes and the exercise of the options.

    Certain of the real properties transferred by NHC to NHR were under construction at December 31, 1997. NHR anticipates that NHC will complete the construction of these properties and, upon completion of the construction, NHR will purchase the additional constructed assets from NHC. NHR's cash on hand, its operating and investing cash flows, and, as necessary, its borrowing capacity are expected to be adequate to fund the purchase of the constructed assets.

Results of Operations--

    NHR's results of operations will depend upon the rental and interest income it earns on the real property and mortgage notes receivable transferred by NHC. NHR expects that the rental and interest income it earns on the health care centers and mortgage notes receivable will be sufficient to satisfy its capital expenditures, working capital, and debt requirements. Because of the competitive restrictions contained in its advisory services agreement with NHC, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments.

Impact of Inflation--

    Inflation may affect NHR in the future by changing the underlying value of NHR's real estate or by impacting NHR's cost of financing its operations.

    Revenues of NHR are primarily from long-term investments. NHR's leases with NHC require increases in rent income based on increases in the revenues of the leased facilities.

Year 2000 Compliance--

    NHR is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. NHR does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. NHR does not anticipate any material disruption in its operations as a result of any failure by NHR or NHC to be in compliance. However, with the exception of NHC, NHR does not currently have any information concerning Year 2000 compliance status of its suppliers and other customers. In the event that any of NHR's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, NHR's business or operations could be adversely affected.


                            ITEM 7A
   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Not Applicable.


                             ITEM 8
          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheet of NATIONAL HEALTH REALTY, INC. (a Maryland corporation) and subsidiaries as of December 31, 1997, and the related consolidated statement of cash flows for the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet and consolidated statement of cash flows referred to above present fairly, in all material respects, the financial position of National Health Realty, Inc. and subsidiaries as of December 31, 1997, and the results of their cash flows for the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  Arthur Andersen LLP



Nashville, Tennessee
February 12, 1998

         National Health Realty, Inc. and Subsidiaries
                   Consolidated Balance Sheet
                       December 31, 1997
      (in thousands, except shares and per share amounts)

Assets
    Real estate properties
          Land                                    $    18,340
          Buildings and improvements                  113,767
          Construction in progress                     12,508
                                                      144,615
          Less accumulated depreciation                   ---
               Real estate properties, net            144,615

    Mortgage and other notes receivable                94,439
    Cash and cash equivalents                           3,229
    Deferred costs and other assets                       212
                                                  $   242,495

Liabilities and Stockholders' Equity
    Long-term debt                                $    89,855
    Minority interest in consolidated subsidiaries     20,942
    Commitments, contingencies and guarantees
    Stockholders' equity:
          Preferred stock, $.01 par value;
             5,000,000 shares authorized;
             none issued or outstanding                   ---
          Common stock, $.01 par value;
             75,000,000 shares authorized;
             8,237,423 shares issued and outstanding       82
          Capital in excess of par value              131,616
          Cumulative net income                           ---
          Cumulative dividends                            ---
               Total stockholders' equity             131,698
                                                  $   242,495





The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                       December 31, 1997
                         (in thousands)


Cash Flows From Operating Activities:                  $      ---

Cash Flows From Investing Activities:                         ---

Cash Flows From Financing Activities:
     Proceeds from debt issuance                           75,000
     Payments on debt                                     (71,559)
     Financing costs paid                                    (212)
     Proceeds from issuance of common stock                     1
     Refund of proceeds from issuance of common stock          (1)
          Net cash provided by financing activities          3,229

Increase in Cash and Cash Equivalents                        3,229

Cash and Cash Equivalents, at beginning of period              ---
Cash and Cash Equivalents, at end of period            $     3,229

National Health Realty, Inc. was capitalized through the contribution of assets and related liabilities from National HealthCare Corporation at net book value:
   Real estate properties and mortgage and
          other notes receivable                       $   239,054
   Long-term debt                                           86,414
   Equity                                                  152,640



The accompanying notes to consolidated financial statements are an integral part of this financial statement.

           NATIONAL HEALTH REALTY, INC. AND SUBSIDIARY


             NOTES TO CONSOLIDATED BALANCE SHEET AND
                    STATEMENT OF CASH FLOWS

                       DECEMBER 31, 1997




NOTE 1.  ORGANIZATION

     National Health Realty, Inc. (NHR) is a Maryland corporation incorporated on September 26, 1997. NHR plans to elect to qualify as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). NHR originally issued 1,000 shares of common stock to National HealthCare Corporation (NHC and formerly National HealthCare L.P.) for $1,000 cash on October 15, 1997. At December 31, 1997, the 1,000 shares issued to NHC were canceled and NHR refunded the $1,000 cash to NHC. NHR had no operations from the date of incorporation through December 31, 1997.

     At December 31, 1997, NHC transferred certain assets and liabilities to NHR and NHR/OP, L.P. in exchange for 8,237,423 shares of NHR common stock and 1,310,194 limited partnership units of NHR/OP, L.P. NHC then distributed the common stock of NHR and the limited partnership units of NHR/OP, L.P. to NHC's unitholders at the rate of one share or one unit for each NHC unit outstanding on the record date of December 31, 1997. The limited partnership units of NHR/OP, L.P. were distributed to certain NHC unitholders in order to protect the REIT status of NHR. NHR/OP, L.P. is a Delaware limited partnership that is the operating entity of NHR and is 86% owned by NHR. NHR and NHR/OP, L.P. are collectively referred to herein as "NHR".


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated balance sheet and consolidated statement of cash flows include the accounts of NHR and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Real Estate Properties - NHR records properties at cost, including capitalized interest during construction periods. Real property transferred from NHC was recorded at NHC's net book value at the date of transfer. NHR uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), NHR evaluates the recoverability of the carrying values of its properties on a property by property basis.

     Cash Equivalents - Cash equivalents consist of all highly liquid investments with a maturity of three months or less.

     Federal Income Taxes - NHR plans to elect to qualify as a REIT under Sections 856 through 860 of the Code, commencing with the period ending December 31, 1997. Therefore, NHR will not be subject to federal income tax provided it distributes at least 95% of its annual real estate investment trust taxable income to its stockholders and meets other requirements to continue to qualify as a real estate investment trust. Accordingly, no liability for federal income taxes has been recorded in the consolidated balance sheet.

     The primary difference between NHR's tax basis and the reported amounts of NHR's assets and liabilities is a higher tax basis than book basis (by approximately $5,302,000) in its real estate properties.

     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets and differences in the estimated useful lives used to compute depreciation expense.

     Concentration of Credit Risks - NHR's credit risks primarily relate to cash and cash equivalents and to the investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The investments in mortgage and other notes receivable relate primarily to secured loans with health care facilities as discussed in
Note 5.

     NHR's financial instruments, principally its investments in mortgage and other notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. NHR obtains various collateral and other protective rights, and continually monitors these rights, in order to reduce such possibilities of loss. NHR evaluates the need to provide for reserves for potential losses on its financial instruments based on management's periodic review of its portfolio on an instrument by instrument basis.

     Deferred Costs - Costs incurred to acquire financings are amortized by the interest method over the term of the related debt.


NOTE 3.  RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

     Transfer of Assets - On December 31, 1997, NHR issued 8,237,423 shares of NHR common stock and 1,310,194 units of NHR/OP, L.P. to NHC, a publicly traded Delaware corporation in exchange for certain assets including mortgage notes receivable (book value of $94,439,000) and the real property of 17 long-term care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000). NHC simultaneously distributed the common stock of NHR and NHR/OP, L.P. units to the NHC unitholders.

     Leases - Concurrent with NHC's conveyance of the real property to NHR, NHR leased to NHC each of the 24 facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for the leases as operating leases.

     During the initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the 24 facilities of $12,417,000. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets.

     NHC has a right of first refusal with NHR to purchase any of the properties transferred from NHC should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     At December 31, 1997, the approximate future minimum base rent commitments to be received by NHR on non-cancelable operating leases with NHC are as follows:

                    1998                 $12,417,000
                    1999                  12,417,000
                    2000                  12,417,000
                    2001                  12,417,000
                    2002                  12,417,000
                    Thereafter            62,085,000

     Tax Treatment of the Transfer - The transfer of assets was treated as a nontaxable exchange under Section 351 of the Internal Revenue Code of 1986, as amended. For federal income tax purposes, no gain or loss was recognized by NHC or by its unitholders upon the transfer of assets to NHR or upon the distribution of the shares of NHR. The tax basis of shares of NHR received by NHC unitholders in the distribution was $16.54 per share for most unitholders.

     Advisory Agreement - NHR has entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

     Either party may terminate the Advisory Agreement on 90 days notice at any time after January 1, 2000. NHR may terminate the Advisory Agreement for cause at any time.

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC.

     NHC is also the Advisor of National Health Investors, Inc. (NHI). Pursuant to the NHR Advisory Agreement, NHR has agreed that as long as NHC is obligated both under the NHR Advisory Agreement and the NHI Advisory Agreement, NHR will only do business with NHC and will not compete with NHI. As a result, NHR is severely limited in its ability to grow and expand its business. Furthermore, NHR will not seek additional investments to expand its investment portfolio.


      NOTE 4.  REAL ESTATE PROPERTIES

     The following table summarizes NHR's real estate properties by type of facility and by state as of December 31, 1997:
                                                   Buildings,
                                Number             Improvements &
                                  of               Construction   Accumulated
Facility Type and State       Facilities Land      In Progress    Depreciation
-----------------------       ---------- ----      -----------    ------------
(dollar amounts in thousands)
Long-Term Care Centers:
Florida                         6        $  5,775  $  40,267      $ ---
Missouri                        1             123      3,728        ---
South Carolina                  7           6,145     34,890        ---
Tennessee                       3             865      9,256        ---
   Total Long-Term
       Care Centers            17          12,908     88,141        ---

Assisted Living Facilities:
Alabama                         1             268      5,468        ---
Florida                         3           3,414     19,244        ---
Tennessee                       2             875      9,774        ---
   Total Assisted Living
     Facilities                 6           4,557     34,486        ---

Retirement Center:
Tennessee                       1             875      3,648        ---
   Total Retirement Center      1             875      3,648        ---

     Total                     24        $ 18,340  $ 126,275      $ ---

NOTE 5.  MORTGAGE AND OTHER NOTES RECEIVABLE

     The following is a summary of the terms and amounts of mortgage notes receivable at December 31, 1997:

(dollar amounts in thousands)
           Final         Number of                                       Principal
        Payment Date     Loans     Payment Terms                         Amount

            2001            1      Monthly interest payments of $32,000
                                   which include interest at prime rate
                                   plus 2%.                              $ 3,669

            2004           32      Monthly payments from $1,000 to $71,000,
                                   which include interest at 10.25%.      54,077

            2005            5      Monthly payments from $11,000 to $35,000,
                                   which include interest at 10.25%.       9,515

            2006            4      Monthly payments from $10,000 to $45,000,
                                   which include interest at 10.25%.      10,647

            2006            1      Monthly payments of $43,000, which
                                   include interest at prime rate plus 2%. 5,344

            2015            1      Monthly payments of $42,000, which
                                   include interest at prime rate plus 2%. 4,899

            1998-           7      Monthly payments from $8,000 to $35,000,
            2016                   which include interest ranging from 12%
                                   to prime plus 2%.                       6,288
                                                                         $94,439

     Approximately $74,758,000 of NHR's mortgage and other notes receivable are due from a single debtor that operates 16 licensed nursing centers in Florida. NHR is the primary lender to that entity. In the opinion of management, NHR maintains adequate collateral, including first and second mortgages, certificates of need, personal guarantees, and stock pledges, on its mortgage notes receivable. Management continually monitors the status of its debtors and evaluates the recoverability of its mortgage and other notes receivable on an instrument by instrument basis.


NOTE 6.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Mortgage and other notes receivable - The fair value of NHR's mortgage and other notes receivable is estimated based on the current rates offered by NHR and other real estate investment trusts and financial institutions for the same or similar types of mortgage and other notes receivable of the same or similar maturities.

    Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

    Long-term debt - The fair value of NHR's long-term debt is estimated based on the current rates offered to NHR and other real estate investment trusts for debt of the same remaining maturities.

    The estimated fair values of NHR's financial instruments are as follows:

December 31, 1997
(in thousands)                     Carrying
                                    Amount    Fair Value
                                    --------  --------
Mortgage and other notes receivable $ 94,439  $ 94,439
Cash and cash equivalents              3,229     3,229
Long-term debt                       (89,855)  (89,855)


NOTE 7. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997:
                                       Weighted Average     Final       Principal
  (dollar amounts in thousands)        Interest Rate      Maturities    Amount
                                       -------------      ----------    --------
     Term loan, interest only payable
        quarterly, effective March 21,
        2000, principal and interest
        payable quarterly              Variable,
                                        7.1%                  2002       $75,000

     Senior secured notes, principal and interest
        payable semiannually            8.4                   2005         6,894

     Senior secured notes, principal and interest
        payable semiannually            8.3                   2003         4,761

     First mortgage revenue bonds, interest
        payable monthly, principal due
        at maturity                    Variable,
                                        4.2                   2011         3,200

                                                                         $89,855

    On December 31, 1997, NHR used proceeds from the term loan to repay debt transferred from NHC in the approximate amount of $71,559,000.

    The aggregate principal maturities of all long-term debt for the five years subsequent to December 31, 1997 are as follows:

                    1998                  1,727,000
                    1999                  1,727,000
                    2000                  5,476,000
                    2001                  5,476,000
                    2002                 69,226,000

    Certain loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. All such covenants have been met by NHR.

NOTE 8.  COMMITMENTS AND GUARANTEES

    Certain of the real property transferred by NHC to NHR were under construction at December 31, 1997. NHC will complete the construction of these properties and, upon completion of the construction, NHR is committed to purchase the constructed assets from NHC. NHR's cash on hand, its operating and investing cash flows, and, as needed, its borrowing capacity are expected to be adequate to fund these commitments.

     At December 31, 1997, NHC had outstanding 25,000 stock options and $19,152,000 of 6% subordinated convertible notes (the Notes). The Notes are the obligation of NHC and mature July 1, 2000. The stock options are exercisable and the Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the stock options and conversion of the Notes. NHR will receive no proceeds from the exercise of the stock options and the conversion of the notes. NHR has reserved an additional 1,284,478 shares of common stock for the exercise of the stock options and the conversion of the Notes.


NOTE 9.  STOCK OPTION PLAN

     NHR has reserved for issuance 500,000 shares of common stock under the NHR stock option plan. As of December 31, 1997, no options to purchase shares have been granted under the NHR stock option plan.



                             ITEM 9
        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.


                            PART III

                            ITEM 10
         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


     Directors and Executive Officers

     The Board of Directors is divided into three classes. Directors will hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth the initial directors and executive officers of NHR:

                                             Current        Officer of
                                             Term as          NHC's
                                             Director       Predecessor
Name                          Age            Expires          Since
----                          ---            ------         -----------
J. K. Twilla                  71               2001              ---
Robert G. Adams               51               2000              1985
Olin O. Williams              68               2000               ---
W. Andrew Adams               52               1999              1973
Ernest G. Burgess, III        58               1999              1975
Richard F. LaRoche, Jr.       52               ----              1974

     Each of the directors of NHR are currently directors of National HealthCare Corporation. Mr. W. Andrew Adams and Mr. LaRoche are directors of National Health Investors, Inc. Messrs. Adams and Mr. LaRoche are executive officers not only of NHR, but in similar capacity with NHC and NHI.

     Drs. Twilla and Williams each were physicians in private practice in Tennessee for more than 30 years. Dr. Williams serves as Chairman of the Board of the Bank of Murfreesboro, Tennessee.

     Mr. W. Andrew Adams has been Chairman of the Board and Chief Executive Officer since 1995. He was president from 1981 until 1983 of the National Council of Health Centers, the trade association for multi-facility long-term health care center companies, and served as Chairman of the Multi-facility Committee of the American Health Care Association from 1992 through 1994. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trust of David Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc. and National HealthCare Corporation and serves on the Board of SunTrust Bank in Nashville, Tennessee.

     Mr. Robert Adams (Senior Vice President, Chief Operating Officer and Director) has served both as Administrator and as Regional Administrator of NHC, holding the last position from 1977 to 1985. He has a B.S. degree from Middle Tennessee State University. Mr. Robert Adams and Mr. W. Andrew Adams are brothers.

     Mr. Burgess (Director) served as NHC' s Senior Vice President for Operations from 1975 through 1994. He has an M.S. degree from the University of Tennessee.

     Mr. LaRoche (Senior Vice President) has been Senior Vice President since 1985, and General Counsel since 1971 of NHC. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. His responsibilities include acquisitions and finance. Mr. LaRoche also serves on the Board of National Health Investors, Inc.

                            ITEM 11
                     EXECUTIVE COMPENSATION

     Outside directors will receive $2,500 per meeting attended. In addition, outside directors will receive a stock option to purchase 5,000 shares of NHR common stock at a purchase price equal to the closing price of the Shares on the initial date of trading and will be automatically granted an option to purchase 5,000 shares of NHR common stock at the closing price on the date of NHR's annual meeting.

     NHR's day to day operations are conducted by personnel provided by NHC. NHR will have three executive officers, W. Andrew Adams as President, Robert
G. Adams as Vice President and Richard F. LaRoche, Jr., as Vice President and Secretary, all of whom are also officers of NHC and NHI. These three officers received a special bonus for their part in the formation of NHR, which was paid by NHC.

     The compensation of the executive officers is set by the Board of Directors of NHC. Any compensation paid by NHR will be credited against the Advisory fee paid to NHC.

                                          TABLE I
                               NATIONAL HEALTH REALTY, INC.
                                SUMMARY COMPENSATION TABLE
                                           1997
                                                                                       Long Term Compensation
                                                                           ----------------------------------------
                         Annual Compensation(F1)                                      Awards              Payouts
-------------------------------------------------------------------------  --------------------------- ------------
       (a)                 (b)         (c)         (d)            (e)          (f)            (g)          (h)           (i)
                                                             Other annual  Restricted                               All other
Name and Principal                                           Compensation  Stock Awards  Options/SARs  LTIP Payouts Compensation
Position                   Year      Salary($)  Bonus($)(F2) ($)           ($)           (#)           ($)          ($)
W. Andrew Adams            1997      $  ---     $1,486,843   $  ---        $  ---           ---        $   ---      $   ---
President & CEO

Robert G. Adams            1997      $  ---     $  594,258   $  ---        $  ---           ---        $   ---      $   ---
Senior Vice
President
& COO

Richard F. LaRoche, Jr.    1997      $  ---     $  796,355   $  ---        $  ---           ---        $   ---      $   ---
Sr. VP & Secretary

(F1) Compensation deferred at the election of an executive has been included in salary column (d).
(F2) These officers also received compensation from National Health Investors, Inc. and National HealthCare Corporation which are disclosed in those Company's Form 10-K or proxy statements.

                                         TABLE II
                               NATIONAL HEALTH REALTY, INC.
                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     December 31, 1997
                                                                                        Potential Realizable Value at
                                                                                        Assumed Annual Rates of Unit Price
                                                                                        Appreciation for Option Term(F2)
                             Individual Grants
-----------------------------------------------------------------------------------     --------------------------
        (a)                 (b)             (c)            (d)              (e)               (f)           (g)
                                         % of Total
                                         Options/SARs
                                         Granted to     Exercise or Base
                        Options/SARs     Employees in   Price ($/Sh)     Expiration
Executive Officers      Granted (#)(F1)  Fiscal Year                     Date                 5%($)         10%($)
------------------      ---------------  ------------   ---------------- -----------          -----         ------
W. Andrew Adams,
President & CEO              ---             ---              ---            ---                ---          ---

Robert G. Adams,
Sr. VP                       ---             ---              ---            ---                ---          ---

Richard F. LaRoche, Jr.
Sr. VP                       ---             ---              ---            ---                ---          ---

(F1) No options were awarded during 1997 to Executive Officers
(F2) Based on remaining option term (if any) and annual compounding.

                                         TABLE III
                               NATIONAL HEALTH REALTY, INC.
                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES
                                     December 31, 1997
                                                             Number of Unexercised   Value of Unexercised In-the-
                                                             Options/SARs at FY-End  Money Options/SARs at FY-
                                                             (#)                     End ($)

                           Shares acquired   Value Realized  Exercisable/            Exercisable/
Executive Officers         on Exercise (#)   ($)(F1)         Unexercisable           Unexercisable
------------------         ---------------   --------------- -------------           -------------
W. Andrew Adams
President & CEO                     ---            ---              ---                   ---

Robert G. Adams
Sr. VP                              ---            ---              ---                   ---

Richard F. LaRoche, Jr.
Sr. VP                              ---            ---              ---                   ---

(F1) Market value of underlying securities at exercise date, minus the exercise or base price.

     Stock Option Plan

     The NHR Board of Directors and the initial sole shareholder of NHR approved the adoption of the 1997 Stock Option and Stock Appreciation Rights Plan (the NHR Stock Option Plan), under which options to purchase shares of NHR's common stock are available for grant to consultants, advisors, directors and employees of NHR, providing an equity interest in NHR and additional compensation based on appreciation of the value of such stock.

     The NHR Stock Option Plan allows for options to purchase in the aggregate up to 500,000 shares of common stock to be granted by the NHR Board of Directors. The NHR Board of Directors may, in its discretion grant incentive stock options (ISO's), non-qualified stock options or stock appreciation rights (SAR's)

     In addition, the NHR Stock Option Plan provides that the non-employee directors will receive a non-qualified stock option to purchase 5,000 shares of common stock at a purchase price equal to the closing price of NHR Shares on the initial date of trading and will be automatically granted an option to purchase 5,000 shares of common stock annually on the date of NHR's annual meeting with an exercise price equal to the closing price on the date of such annual meeting.

     The NHR Stock Option Plan provides that the exercise price of an ISO option must not be less than the fair market value of NHR common stock on the trading day next preceding the date of the grant. Payment for shares of NHR common stock to be issued upon exercise of an option may be made either in cash, NHR common stock or any combination thereof, at the discretion of the
option holder.   Options are nontransferable, other than by will, the laws of descent and distribution or pursuant to certain domestic relations orders. NHR common stock subject to options granted under the NHR Stock Option Plan that expire, terminate or are canceled without having been exercised in full become available again for option grants.

     The NHR Stock Option Plan is administered by the NHR Board of Directors, or, at the discretion of the NHR Board of Directors, a committee of directors. Subject to certain limitations, the NHR Board and its committee have the authority to determine the recipients, as well as the exercise prices, exercise periods, length and other terms of stock options granted pursuant to the NHR Stock Option Plan. In making such determinations, the NHR Board may take into account the nature of the services rendered or to be rendered by option recipients, and their past, present or potential contributions to NHR.

     The number of shares of common stock that may be granted under the NHR Stock Option Plan or under any outstanding options granted thereunder will be proportionately adjusted, to the nearest whole share, in the event of any stock dividend, stock split, share combination or similar recapitalization involving NHR common stock or any spin-off, spin-out or other significant distribution of NHR's assets to its stockholders for which NHR receives no consideration.

     Generally, in the event an option holder is terminated as an employee by reason of disability or death, the holder or his or her representative may exercise the option for a period of 12 months following such termination unless the Board of Directors elects, in its sole discretion, to extend the exercise period. If the employment of an option holder is terminated for "cause," as defined in the NHR Stock Option Plan, the unexercised options expire. In the event the option holder is terminated as an employee for any reason other than disability, death or cause, the holder may exercise his or her option for a period of three months following termination, unless extended by agreement of NHR.

     In the event of a dissolution or liquidation of NHR or a merger or consolidation or acquisition in which NHR is not the surviving corporation, each outstanding option will become fully exercisable and each holder will have the right, within 60 days prior to such dissolution, liquidation, merger, consolidation or acquisition, to exercise his or her options, in whole or in part.

     Either non-qualified or incentive stock options may be granted under the NHR Stock Option Plan. No federal income tax consequences occur to either NHR or the optionee upon NHR's grant or issuance of a non-qualified stock option. Upon an optionee's exercise of a non-qualified stock option, the optionee will recognize ordinary income in an amount equal to the difference between the fair market value of NHR common stock purchased pursuant to the exercise of the option and the exercise price of the option. However, if NHR common stock purchased upon exercise of the option is not transferable or is subject to a substantial risk of forfeiture, then the optionee will not recognize income until the stock becomes transferable or is no longer subject to such a risk of forfeiture (unless the optionee makes an election under Internal Revenue Code
Section 83(b) to recognize the income in the year of exercise, which election must be made within 30 days of the option exercise). NHR will be entitled to a deduction in an amount equal to the ordinary income recognized by the optionee in the year in which such income is recognized by the optionee. Upon a subsequent disposition of the shares of NHR common stock, the optionee will recognize a capital gain to the extent the sales proceeds exceed the optionee's cost of the shares plus the previously recognized ordinary income.

     Incentive stock options granted under the NHR Stock Option Plan are intended to qualify for a favorable tax treatment under Internal Revenue Code
Section 422. No individual may be granted incentive stock options under the NHR Stock Option Plan exercisable for the first time during any calendar year and having an aggregate fair market value in excess of $100,000. If the recipient of an incentive stock option disposes of the underlying shares before the end of certain holding periods (essentially the later of one year after the exercise date or two years after the grant date), he or she will generally recognize ordinary income in the year of disposition in an amount equal to the difference between his or her purchase price and the fair market value of NHR common stock on the exercise date. If a disposition does not occur until after the expiration of the holding periods, the recipient will generally recognize a capital gain equal to the excess of the disposition price over the price paid by the recipient on the exercise date. NHR generally will not be entitled to a tax deduction for compensation expense on account of the original sales to employees, but may be entitled to a deduction if a participant disposes of stock received upon exercise of an incentive stock option under the NHR Stock Option Plan prior to the expiration of the holding periods.

     The only options which the NHR Board of Directors has determined to grant under the NHR Stock Option Plan to date are the options to purchase 5,000 shares of common stock to be granted to non-employee directors on the first trading date in 1998.


                            ITEM 12

                 SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT
Names and Addresses           Number of NHR Shares               Percentage of
of Beneficial Owner           Beneficially Owned (F1)            Total NHR Shares (F2)
W. Andrew Adams, President
801 Mooreland Lane
Murfreesboro, TN  37128                    455,719                    5.53%

Dr. J. K. Twilla, Director
525 Golf Club Lane
Smithville, TN  37166                       81,450                    .99%

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN  37139                    106,895                    1.30%

Robert  G. Adams, Director & Sr. V.P.
2217 Tomahawk Trace
Murfreesboro, TN  37129                    413,063                    5.01%

Ernest G. Burgess, Director
2239 Shannon Drive
Murfreesboro, TN  37129                    183,336                    2.23%

Richard F. LaRoche, Jr., Sr. V.P. & Secretary
2103 Shannon Drive
Murfreesboro, TN  37130                    368,326                    4.47%

National Health Corporation
P. O. Box 1398
Murfreesboro, TN  37133                    786,916                    9.55%

All Executive Officers and
     Directors of NHR                    2,395,705                   29.08%

(F1)      Based on 8,237,423 shares outstanding at December 31, 1997.
(F2) Excludes ownership of units of limited partnership interest in NHR/OP, L.P., a subsidiary of NHR, which are redeemable at the holders' election for either cash or shares in NHR, with the form of redemption in the sole discretion of NHR.

                            ITEM 13
         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



The Assumed Liabilities

     NHR was transferred the Healthcare Facilities subject to Assumed Liabilities of approximately $86.4 million at December 31, 1997. NHR immediately repaid $71.6 million of the Assumed Liabilities with the proceeds of the NHR Credit Agreement in the amount of $75 million with the Bank of Tokyo/Mitsubishi as Agent. The balance of the Assumed Liabilities includes $11.6 million of secured liabilities at fixed rates of 8.4% and 8.3%, which are amortizing and will be paid in full by the end of the calendar year 2005 and $3.2 million of first mortgage revenue bonds at variable rates (4.2% at December 31, 1997) due in 2011.

     Although NHR is subject to the Assumed Liabilities, NHI and NHC will remain liable on certain unassumed portions of such debt in certain percentages. NHR has agreed to indemnify NHC and NHI in respect of such continuing liability.

     Of the Assumed Liabilities, approximately $11.6 million is represented by fixed rate first mortgage notes and $3.2 million is represented by variable rate first mortgage revenue bonds on several of the Healthcare Facilities.
NHR has obtained the consent of the holders of these notes who have agreed that NHR's liability is limited to (1) its interest in the Healthcare Facilities upon which the mortgages are placed, and (2) further limited to 28% of the total outstanding mortgage notes in question which are cross collateralized with other debt of NHC and NHI.


The Leases

     The Master Lease Agreement with NHC provides that each Lease will be for an initial term expiring on December 31, 2007 (the Initial Term). Provided that NHC is not then in default and gives at least six months notice, NHC has the option to renew all (but without NHR's consent not less than all) of the Leases for a further five-year term expiring December 31, 2012 (the First Renewal Term); and, provided that NHC is not then in default and gives at least six (6) months notice, NHC will have the option to renew all (but not less than all) of the Leases for a term expiring December 31, 2017 (the Second Renewal Term).

     During the Initial Term and both Renewal Terms (if applicable), NHC is obligated to pay NHR annual base rent for the respective Healthcare Facilities in the respective amounts which upon completion of construction will initially aggregate $15,494,437, increased each year by 3% of the increase in gross revenues over 1999, the "base year."

     The Master Agreement and the respective Leases will also obligate NHC to pay as "other additional rent" all real estate taxes, utility charges and other charges imposed by third parties and which, if not paid, might become a levy or a lien upon the property. In addition to the base rent, and other additional rent, in each year after 1999 NHC must pay percentage rent equal to 3% of the amount by which gross revenues of each Healthcare Facility in such later year exceeds the gross revenues of such Healthcare Facility in 1999. Base rent, other additional rent and percentage rent are collectively referred to in the Master Agreement as "rent."

     Each Lease of a Healthcare Facility is what is commonly known as a "triple net lease" or "absolute net lease," under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs (including to structural portions of the buildings constituting a part of the Healthcare Facilities) and other charges relating to the ownership and operation of the Healthcare Facilities. NHC is obligated at its expense to keep all improvements and fixtures and other components of the Healthcare Facilities covered by "all risk" insurance in an amount equal to at least 100% of the full replacement costs thereof, and insured against boiler explosion and similar insurance; to provide loss of rent insurance (if the same is available at a reasonable cost), and flood insurance if the land constituting the Healthcare Facility is located within a designated flood plain area; and to maintain specified minimal personal injury and property damage insurance, protecting NHR as well as NHC at each Healthcare Facility. NHC is also obligated to indemnify and hold harmless NHR from all claims resulting from the use and occupancy of each Healthcare Facility by NHC or persons claiming under NHC and related activities, as well as to be fully responsible for, and to indemnify and hold NHR harmless against, all costs related to any hazardous substances or materials on, or other environmental responsibility with respect to, each Healthcare Facility.

     Under each Lease, NHC's use of the Healthcare Facility is limited to use as a nursing home, healthcare facility or other purpose for which the Leased Property is being used at the commencement date of the Lease unless NHR's consent to some other use is obtained. NHC has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Healthcare Facility for such purposes, and to use and maintain each Healthcare Facility in a careful, safe and proper manner and in compliance with all local board of health and other applicable governmental and insurance regulations. Each Lease permits NHC to replace fixtures at each Healthcare Facility and to finance such replacement (subject to the approval of NHR in the case of any financing in excess of $10,000), and to make alterations with respect to any Healthcare Facility (subject to NHR's approval for any alteration in excess of $150,000 at any one Healthcare Facility in any one year), with the title to any such replacement fixtures and alterations belonging to NHR.

     An "Event of Default" will be deemed to have occurred under the Master Agreement and any individual Lease if NHC fails to pay Rent within ten business days after notice of nonpayment; if NHR gives three or more notices of nonpayment of Rent in any one year (provided however that such will not be an Event of Default if NHR fails to exercise its remedies within 60 days after the last of such notices); if NHC fails to perform any other covenant and NHC does not diligently undertake to cure the same within 30 days' notice from NHR; with respect to a Lease of any particular Healthcare Facility, if NHC ceases operations thereof for more than 180 days other than as a result of destruction or condemnation; if any bankruptcy proceedings are instituted by or against NHC and, if against NHC, they are not dismissed within 90 days; if a custodian or receiver is appointed for any Healthcare Facility and not discharged within 60 days or NHC is enjoined or prevented from conducting a substantial part of its business for more than 60 days; if uncontested liens on any part of the property of NHC are not dismissed or bonded within 60 days; or if NHC or any affiliate of NHC defaults on any other material obligation to NHR or on any material obligation under any debt associated with any Healthcare Facility or any debt co-guaranteed by NHR and NHC.

     In the event of any Event of Default, NHR may evict NHC and either terminate the Lease or re-let the premise. In either event, NHC shall remain responsible for the rental value of the premises for the stated remainder period of the term in excess of rents received by NHR from any successor occupant. In addition, NHR may exercise any other rights that it may have under law.

     In the event of any damage or destruction to any Healthcare Facility, NHC has the obligation to fully repair or restore the same at its expense, with the Base Rent, real estate taxes and other impositions on the particular Healthcare Facility being appropriately abated during the time of restoration. If any Healthcare Facility is damaged to such an extent that 50% of the licensed nursing home beds at such Healthcare Facility are rendered unusable and if NHC has fully complied with the insurance obligations with respect to such Healthcare Facility (including maintaining insurance against loss of rents), NHC may upon turning over all insurance proceeds with respect to such Healthcare Facility terminate the Lease of that Healthcare Facility.

     In the event of a condemnation or taking of any leased Healthcare Facility, the Lease terminates as to the portion of the Healthcare Facility taken, and in the event of a partial taking, NHC is obligated to repair the portion not taken, if the same may still be economically used, and the Base Rent therefor will abate in proportion to the number of beds remaining.

     The Master Agreement provides that if during the Lease Term or within six months after termination of such Term NHR receives a bona fide third party offer to purchase any Healthcare Facility, then, prior to accepting such third party offer, NHR shall give NHC a 15-day right of first refusal during which NHC may elect to purchase such Healthcare Facility on the same terms and conditions offered by the third party. NHC also is granted a thirty day right of first refusal to lease an Healthcare Facility expiring six months after the expiration of the Lease Term, on the same terms and conditions as offered by a third party, and accepted by NHR.

     Various other provisions of the Master Agreement with respect to Leases of the various Healthcare Facilities provide for arbitration in the event of NHR and NHC's inability to resolve disputes under the Master Agreement or any Lease. Such Agreement also provides that upon its termination and the last of the Leases between NHR and NHC, NHR will, upon NHC's request within 12 months after such termination, use its best efforts to change its corporate name to a name that does not include the word "National".

     The Master Agreement described above applies only to the 24 Leases of the Healthcare Facilities. NHR and NHC anticipate that any future leases of additional healthcare facilities between them will also become subject to the Master Agreement with appropriate modifications to fit the specific situation. The foregoing summary of certain of the provisions of the Master Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to all provisions of the Master Agreement.

Advisory, Administrative Services and Facilities Agreement (the Advisory Agreement)

     Services of Advisor

     Under the Advisory Agreement, NHR engages NHC and NHC , as Advisor, agrees to use its best efforts (a) to present to NHR a continuing and suitable investment program consistent with NHR's investment policy; (b) to manage the day-to-day affairs and operations of NHR; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Agreement, the Advisor is subject to the supervision of and policies established by NHR's Board of Directors.

     The specific duties of the Advisor under the Advisory Agreement include providing NHR with economic information and evaluations with respect to additional investment opportunities, formulating an investment program and selecting potential investments for NHR and recommending the terms thereof; and also evaluating and making recommendations as to the possible sale or other disposition of the assets of NHR. The Advisor also is responsible for recommending selections of tenants, lenders, providers of professional and specialized services and handling other managerial functions with respect to NHR's properties. The Advisor is also obligated to provide office and clerical facilities adequate for NHR's operations, and to provide or obtain others to provide accounting, custodial, funds collection and payment, stockholder and debenture holder communications, legal and other services necessary in connection with NHR's operations. The Advisor also undertakes to keep NHR's Directors informed as to developments in the healthcare and REIT industries useful to NHR's existing and potential future business and investments.

     The NHR Advisory Agreement also obligates the Advisor to handle or arrange for the handling of NHR's financial and other records. The Advisor is also required to keep its own records with respect to its services under the NHR Advisory Agreement. Annually, or as more frequently requested by NHR's Directors, the Advisor is obligated to report to NHR Directors its estimated costs in providing services under the NHR Advisory Agreement and such information as the Advisor may reasonably obtain concerning the cost to other REITs specializing in healthcare facility investments of administrative and advisory services comparable to those provided by the Advisor, in order that NHR's Directors may evaluate the performance of the Advisor and the efficiency of the arrangements provided to NHR under the Advisory Agreement.

     Restrictions on Investment Activities

     The Advisory Agreement provides that prior to the earlier to occur of
(i) the termination, for any reason, of the Advisory Agreement or (ii) NHC ceasing to be actively engaged as the investment advisor for NHI, NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets, conveyed to it on December 31, 1997, by NHC.

     Term

     The Advisory Agreement is for a stated term expiring December 31, 2003 and thereafter from year to year unless earlier terminated. However, either party may terminate the Advisory Agreement at any time on or after January 1, 2000 on 90 days written notice, and NHR may terminate the Advisory Agreement for cause at any time.

     Upon termination of the Advisory Agreement for any reason, the Advisor is obligated to deliver all property of NHR that the Advisor is holding in its capacity as Advisor, to render a full accounting to NHR and to cooperate with NHR Directors to provide an orderly management transition. NHR is obligated, upon such termination, to pay NHC all compensation for services through the date of termination, including any compensation the payment of which was deferred during the period the Advisory Agreement was in effect.

     Compensation

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of (i) two percent (2%) of NHR's gross consolidated revenues calculated according to generally accepted accounting principles, or (ii) the actual expenses incurred by NHC as outlined in the Advisory Agreement.

     Payment of Expenses

     The Advisory Agreement provides that NHC shall pay all expenses incurred in performing its obligations thereunder, without regard to the amount of compensation received under the Advisory Agreement. Expenses specifically listed as expenses to be borne by NHC without reimbursement include: the cost of accounting, statistical or bookkeeping equipment necessary for the maintenance of NHR's books and records; employment expenses of the officers and directors and personnel of NHC and all expenses, including travel expenses, of NHC incidental to the investigation and acquisition of properties for NHR prior to the time NHR Directors definitively decide to acquire the property or to have NHC continue with the acquisition process, whether the property is acquired or not, and after NHR Directors definitively decide to dispose of a property; advertising and promotional expenses incurred in seeking and disposing of investments for NHR; rent, telephone, utilities, office furniture and furnishings and other office expenses incurred by or allocable to NHC for its own benefit and account regardless of whether incurred or used in connection with rendering the services to NHR provided for in the NHR Advisory Agreement; all miscellaneous administrative and other expenses of NHC, whether or not relating to the performance by NHC of its functions under the NHR Advisory Agreement; fees and expenses paid to independent contractors, appraisers, consultants, attorneys, managers and other agents retained by or on behalf of NHR and expenses directly connected with the acquisition, financing, refinancing, disposition and ownership of real estate interests or of other property (including insurance premiums, legal services, brokerage and sales commissions, maintenance, repair and improvement of property); insurance as required by NHR Directors (including NHR Directors' liability insurance); expenses connected with payments of dividends or distributions in cash or any other form made or caused to be made by NHR Directors to REIT shareholders and expenses connected with payments of interest to holders of NHR's debentures; all expenses connected with communication to holders of securities of NHR and the other bookkeeping and clerical work necessary in maintaining relations with holders of securities, including the cost of printing and mailing certificates for securities and proxy solicitation materials and reports to holders of NHR's securities; transfer agent's, registrar's, dividend disbursing agent's, dividend reinvestment plan agent's and indenture trustee's fees and charges. The NHR Advisory Agreement also confirms that NHC shall pay all costs and expenses which it is obligated to pay as tenant under any lease of healthcare facilities from NHR.

     The NHR Advisory Agreement also confirms that NHC is responsible for all legal and auditing fees and expenses of NHR and legal, auditing accounting, underwriting, brokerage, listing, registration and other fees and printing, engraving and other expenses and taxes incurred in connection with the organization of NHR, but such expenses incurred after January 1, 1998 for the issuance, distribution, transfer, registration and listing of NHR Shares shall remain NHR's obligation.

     The NHR Advisory Agreement provides that, except as NHC may have responsibility for such costs as tenant under the lease of any property from NHR, NHR is responsible to pay its own expenses of the following types: dividends, the cost of borrowed money; taxes on income and taxes and assessments on real property and all other taxes applicable to NHR including, without limitation, franchise and excise fees; except as assumed by NHC, all ordinary and necessary expenses incurred with respect to and allocable to the prudent operation and business of NHR including, without limitation, any fees, salaries and other employment costs, taxes and expenses paid to NHR Directors, officers and employees of NHR who are not also employees of NHC.

                            PART IV
                           ----------
                            ITEM 14
            EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K

a)   (1)  Financial Statements:

      The Financial Statements are included in Item 8 and are filed as part of this report.

     (2)  Financial Statement Schedules

     The Financial Statement Schedules and Report of Independent Public Accountants on Financial Statement Schedules are listed in Exhibit 13.

     (3)  Exhibits:

     Reference is made to the Exhibit Index of this Form 10-K Annual Report.

b)   Reports on Form 8-K: None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 30th day of March, 1998.


                                        NATIONAL HEALTH REALTY, INC.



                                     /s/Richard F. LaRoche, Jr.
                                        Richard F. LaRoche, Jr.
                                        Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

          Signature                Title                    Date

/s/ W. Andrew Adams                President & Director     March 30, 1998
W. Andrew Adams                    Principal Executive Officer


/s/ Richard F. LaRoche, Jr.        Secretary and Director   March 30, 1998
Richard F. LaRoche, Jr.            Principal Financial Officer


_______________________________    Director                 March 30, 1998
J. K. Twilla


/s/ Robert G. Adams                Director                 March 30, 1998
Robert G. Adams


/s/ Olin O. Williams               Director                 March 30, 1998
Olin O. Williams


/s/ Ernest G. Burgess, III         Director                 March 30, 1998
Ernest G. Burgess, III

                              EXHIBIT 13
                     NATIONAL HEALTH REALTY, INC.
             INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheet - December 31, 1997

Consolidated Statement of Cash Flows - for the period ended December 31, 1997

Notes to Consolidated Balance Sheet and Statement of Cash Flows

Financial Statements Schedules

Report of Independent Public Accountants on Financial Statement Schedules

Schedule III   Real Estate and Accumulated Depreciation

Schedule IV    Mortgage Loans on Real Estate

     All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     The 1997 consolidated balance sheet and consolidated statement of cash flows, together with the Report of Independent Public Accounts, listed in the above index are filed herewith.

                          EXHIBIT INDEX

       Exhibit No.      Description

       2.1       Plan of Restructure (incorporated by reference to Exhibit
                 2.1 to the Registrant's registration statement No. 333-37173 on Form S-4).

       2.2       Agreement of Merger (incorporated by reference to Exhibit
                 2.2 to the Registrant's registration statement No. 333-37173 on Form S-4).

       3.1 Articles of Incorporation of National Health Realty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement No. 333-37173 on Form S-4).

       3.2 Bylaws of National Health Realty, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement No. 333-37173 on Form S-4).

       3.3 Limited Partnership Agreement of NHR/OP, L.P.(incorporated by reference to Exhibit 3.3 to the Registrant's registration statement No. 333-37173 on Form S-4).

       4 Indenture of Trust and Security Agreement dated as of December 1, 1990 by and among National Health Corporation Leveraged Employee Stock Ownership Trust, National Health Corporation, and National HealthCorp L.P. to State Street Bank and Trust Company of Connecticut, National Association, as Indenture Trustee and Barnett Banks Trust Company, National Association, as Florida Co-Indenture Trustee (incorporated by reference to Exhibit 4 to the Registrant's registration statement No. 333-37173 on Form S-4).

       10.1 Master Agreement of Lease effective as of January 1, 1998 by and among National Health Realty, Inc., NHR/OP, L.P. and National HealthCare Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement No. 333-37173 on Form S-4).

       10.2 Advisory, Administrative Services and Facilities Agreement effective as of January 1, 1998 between National Health Realty, Inc., NHR/OP, L.P. and National HealthCare Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement No. 333-37173 on Form S-4)

       10.3.2 Form of National Health Realty, Inc. 1997 Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3.2 to the Registrant's registration statement No. 333-37173 on Form S-4)

       10.4 Loan Agreement dated as of April 21, 1995 by and between National HealthCare L.P. and First American National Bank (incorporated by reference to Exhibit
                 10.4 to the Registrant's registration statement No. 333-37173 on Form S-4)

       10.5 Credit Agreement dated as of December 31, 1996 by and among National HealthCare L.P., The Banks, and SunTrust Bank, Nashville, N.A., as Agent (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement No. 333-37173 on Form S-4)

       10.6 Reimbursement and Letter of Credit Agreement dated as of June 1, 1989 among West Plains Manor, National HealthCare L.P. and The Bank of Tokyo, Ltd. New York Agency (incorporated by reference to Exhibit 10.6 to the Registrant's registration statement No. 333-37173 on Form S-4)

       10.7 Guaranty Agreement dated as of June 1, 1989 by and between National HealthCare L.P. and The Bank of
                 Tokyo, Ltd., New York Agency Subsidiaries of the
                 Registrant (incorporated by reference to Exhibit 10.7
                 to the Registrant's registration statement No. 333-37173 on Form S-4)

       27        Financial Data Schedule (for SEC purposes only)

       21        Subsidiaries of the Registrant

                                              EXHIBIT 21
                                       NATIONAL HEALTH REALTY, INC.
                                 SUBSIDIARY OF NATIONAL HEALTH REALTY, INC.



          Subsidiary                    State of Organization

          NHR/OP, L.P.                  Delaware

          NHR/Delaware, Inc.            Delaware

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Realty, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of cash flows of National Health Realty, Inc. included in this Form 10-K, and have issued our report thereon dated February 12, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
February 12, 1998

                               NATIONAL HEALTH REALTY, INC.
                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1997
     Column A       Column B       Column C             Column D                 Column E       Column F  Column G Column H

                                                     Cost capitalized           Gross amount
                                   Initial Cost       subsequent to            at which carried
                                    to Company         acquisition            at close of period
                               --------------------  --------------------- ---------------------Accum.
                    Encum-           Building & Improve-   Carrying         Bldg. &             Depre-    Date of  Date
Description         brances  Land    Improv.    ments      Costs    Land    Improv.   Total     ciation   Constr.  Acquired
                                          (dollars in thousands)
Health Care Centers (6)
  Florida            $53,066 $5,775  $40,267    $   ---    $  ---   $ 5,775 $ 40,267  $ 46,042  ---       N/A       12/31/97

Health Care Centers (1)
  Missouri             4,650    123    3,728        ---       ---       123    3,728     3,851  ---       N/A       12/31/97

Health Care Centers (7)
  South Carolina      22,148  6,145   34,890        ---       ---     6,145   34,890    41,035  ---       N/A       12/31/97

Health Care Centers (3)
  Tennessee              ---    865    9,256        ---       ---       865    9,256    10,121  ---       N/A       12/31/97

Assisted Living Facilities(1)
  Alabama                612    268    5,468        ---       ---       268    5,468     5,736  ---       N/A       12/31/97

Assisted Living Facilities(3)
  Florida              5,391  3,414   19,244        ---       ---     3,414   19,244    22,658  ---       N/A       12/31/97

Assisted Living Facilities(2)
  Tennessee              547    875    9,774        ---       ---       875    9,774    10,649  ---       N/A       12/31/97

Retirement Centers (1)
  Tennessee              ---    875    3,648        ---       ---       875    3,648     4,523  ---       N/A       12/31/97

                     $86,414$18,340 $126,275    $   ---    $  ---   $18,340 $126,275  $144,615$ ---

(FA)    See Notes 3 and 4 of Notes to Consolidated Financial Statements.
(FB)    The aggregate cost for federal income tax purposes is approximately
        $149,917,000.
(FC) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

                                        NATIONAL HEALTH REALTY, INC.
                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    FOR THE YEAR ENDED DECEMBER 31, 1997

                                            12/31/97

                                         (in thousands)
Investment in Real Estate:
  Balance at beginning of period            $    ---
  Transfers from National
     HealthCare Corporation                  144,615
  Additions through cash expenditures            ---
  Improvements                                   ---
  Balance at December 31, 1997              $144,615


Accumulated Depreciation:
  Balance at beginning of period            $    ---
  Addition charged to costs and expenses         ---
  Balance at December 31, 1997              $    ---

                                        NATIONAL HEALTH REALTY, INC.
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                    FOR THE YEAR ENDED DECEMBER 31, 1997
       Column A            Column B   Column C      Column D Column E Column F   Column G        Column H
                                                                                                 Principal Amount
                                                                                                 of Loans Subject
                                      Final         Monthly         Original                     to Delinquent
                           Interest   Maturity      Payment  Prior  Face Amount  Carrying Amount Principal or
Description                Rate       Date          Terms    Liens  Of Mortgages of Mortgages    Interest
                                        (dollars in thousands)
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Clearwater, Jacksonville
Lake City, Largo, Pinellas,
Sun City and Tampa                    Oct., 2004-
     Florida (FA)(FB)      10.25%     March, 2006   $ 454    None   $ 42,998     $ 42,998        None

Ocoee and Sarasota,
     Florida               Prime rate Sept., 2014-     98    None     11,575       11,575        None
                           plus 2%    Sept., 2016

Palatka, Florida(FC)       Prime rate Sept., 2001      32    None      3,669        3,669        None
                           plus 2%

First Mortgage Revenue Bonds:
Castleton Bonds            10%        May, 2013        19    None      1,819        1,819        None

Second Mortgages:
Gainesville, Ocala, Orlando,
N. Miami Beach, Pensacola,
Port St. Lucie, Vero Beach,
W. Palm Beach and Winter Haven,
     Florida(FA)(FD)       10.25%     Oct., 2004-     324    None     31,760       31,760        None
                                      Sept., 2006

Brownsburg, Indianapolis,
Ladoga and Plainfield,
     Indiana(FE)           12%        March, 1998      35    None      2,618        2,618        None
                                                                                  $94,439

(FA) Approximately $74,758,000 mortgage and other notes receivable are due from a single debtor that operates 16 licensed nursing centers in Florida.
(FB) Balloon payments of approximately $34,002,000 due at maturity.
(FC) Interest only through September, 1998. Beginning October, 1998, the mortgage will be amortized over 20 years.
(FD) Balloon payments of approximately $24,599,000 due at maturity.
(FE) Balloon payment of approximately $2,618,000 due at maturity.

(F1) See Note 5 of Notes to Consolidated Financial Statements.
(F2) For tax purposes, the cost of investments is the carrying amount, as disclosed in the schedule.

                                        NATIONAL HEALTH REALTY, INC.
                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                    FOR THE YEAR ENDED DECEMBER 31, 1997

                                              12/31/97
                                           (in thousands)
Reconciliation of mortgage loans:
  Balance at beginning of period             $    ---
  Additions:
     New mortgage loans                           ---
     Transfers from National
         HealthCare Corporation                94,439

  Deductions during period:
     Collection of principal                      ---

  Balance at December 31, 1997               $ 94,439