Form 10-Q
period 1998-03-31
NATIONAL HEALTH REALTY INC
filed 1998-05-15
CIK 1047334

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended March 31, 1998           Commission file number 333-37173



                     NATIONAL HEALTH REALTY, INC.
        (Exact name of registrant as specified in its Charter)



         Maryland                                 52-2059888
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization               Identification No.)


     100 Vine Street
     Murfreesboro, TN                                37130
     (Address of principal                          (Zip Code)
      executive offices)


Registrant's telephone number, including area code     (615) 890-2020

Indicate by check mark whether the registrant

     (1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.

                    Yes   x   No

     (2)  Has been subject to such filing requirements for the past 90 days.

                    Yes   x   No

9,384,391 shares of common stock were outstanding as of April 30, 1998.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                 March 31   Dec. 31
                                                   1998       1997
ASSETS                                           (unaudited)
   Real estate properties:
   Land                                         $ 18,340   $ 18,340
   Buildings and improvements                    113,767    113,767
   Construction in progress                       12,508     12,508
                                                 144,615    144,615
   Less accumulated depreciation                  (1,575)       ---
     Real estate properties, net                 143,040    144,615

   Mortgage and other notes receivable            94,433     94,439
   Interest and rent receivable                      427        ---
   Cash and cash equivalents                       6,764      3,229
   Deferred costs and other assets                   213        212
     Total Assets                               $244,877   $242,495

LIABILITIES
   Long-term debt                               $ 89,855   $ 89,855
   Minority interest in consolidated
     subsidiaries                                 20,789     20,942
   Accounts payable and other accrued expenses        79        ---
   Accrued interest                                   78        ---
   Dividends payable                               3,110        ---
   Distributions payable to partners                 435        ---
   Commitments, contingencies and guarantees         ---        ---
     Total Liabilities                           114,346    110,797

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
     $.01 par value; 5,000,000 shares
     authorized; none issued and
     outstanding                                     ---        ---
   Common stock, $.01 par value:
     75,000,000 shares authorized;
     9,351,942 and 8,237,423 shares,
     respectively, issued and outstanding             94         82
   Capital in excess of par value of
     common stock                                131,600    131,616
   Cumulative net income                           1,947        ---
   Cumulative dividends                           (3,110)       ---
     Total Stockholders' Equity                  130,531    131,698
     Total Liabilities & Stockholders' Equity   $244,877   $242,495

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 1997 is derived from the audited financial statements at that date.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                                          Three Months Ended
                                                            March 31, 1998
                                                            (in thousands,
                                                          except share amounts)
REVENUES:
   Rental income                                              $    3,104
   Mortgage interest income                                        2,416
   Investment interest and other income                               63
                                                                   5,583

EXPENSES:
   Interest                                                        1,617
   Depreciation of real estate                                     1,574
   Amortization of loan and organization costs                        10
   General and administrative                                        157
                                                                   3,358

NET INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES                                $    2,225

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                       278

NET INCOME                                                    $    1,947

NET INCOME PER COMMON SHARE:
   Basic                                                      $      .22
   Diluted                                                    $      .20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                       8,721,796
   Diluted                                                     9,511,882
Common dividends per share
   declared                                                   $    .3325

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three Months Ended
                                                     March 31, 1998
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  1,947
   Depreciation of real estate                            1,574
   Amortization of loan and organization costs               10
   Increase in interest & rent receivable                  (427)
   Increase in other assets                                   1
   Increase in accounts payable and
     accrued liabilities                                    157
        NET CASH PROVIDED BY OPERATING ACTIVITIES         3,262

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in mortgage notes receivable - net               (6)
        NET CASH USED IN INVESTING ACTIVITIES                (6)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in minority interests in subsidiaries           279
        NET CASH USED IN FINANCING ACTIVITIES               279

INCREASE IN CASH AND CASH EQUIVALENTS                     3,535
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,229
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  6,764



Supplemental Information:
   Cash payments for interest expense                  $  1,539

During the three months ended March 31, 1998,
   $16,948,000 of Senior Subordinated Convertible
   Notes were converted into 1,114,519 shares
   of NHC common stock.  NHR is obligated to
   issue NHR common stock upon the conversion
   of the Notes:
     Common stock                                      $     12
     Capital in excess of par                          $    (12)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                    INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                         (dollars in thousands)


                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/97          -- $     --   8,237,423   $ 82   $131,616    $     --  $      --     $131,698
Net income                   --       --          --     --         --       1,947         --        1,947
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --   1,114,519     12        (16)         --         --           (4)
Dividends to common
  shareholders ($.3325
  per share)                 --       --          --     --         --          --     (3,110)      (3,110)

BALANCE AT 3/31/98           -- $     --   9.351,942   $ 94   $131,600    $  1,947  $  (3,110)    $130,531










The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1998
                           (Unaudited)


Note 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein include all adjustments (in the opinion of the management) which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or "Company") and its majority owned subsidiaries. NHR assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1997, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


Note 2.  EARNINGS PER SHARE:

     Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

     Diluted earnings per share assumes the conversion of convertible subordinated debentures and the exercise of all stock options using the treasury stock method.

     The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

                                                 Three Months Ended
                                                   March 31, 1998
BASIC:
Weighted average common shares                       8,721,796
Net income available to common shareholders        $ 1,947,000

Net income per common share                        $       .22

DILUTED:
Weighted average common shares                       8,721,796
Stock options                                           15,000
Shares issuable upon conversion of NHC                 775,086
Average common shares outstanding                    9,511,882

Net income available to common shareholders        $ 1,947,000

Net income per common share                        $       .20

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1998
                           (Unaudited)


Note 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

    At March 31, 1998, NHR is obligated to issue at the election of the holders 25,000 shares of its common stock related to stock options originally issued by NHC and 144,940 shares of its common stock related to the conversion of certain 6% subordinated convertible notes (the Notes) issued by NHC. The Notes are the obligation of NHC and mature July 1, 2000. The stock options are exercisable and the Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the stock options and conversion of the Notes. NHR will receive no proceeds from the exercise of the stock options and the conversion of the notes. NHR has reserved an additional 169,940 shares of common stock for the exercise of the stock options and the conversion of the Notes.


Note 4.  NEW ACCOUNTING PRONOUNCEMENT:

  In June 1997, the FASB issued Statement of Financial Accounting
Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. NHR will be required to adopt SFAS 131 in the fourth quarter of 1998 and is currently determining the impact that SFAS 131 will have on its financial statements. If appropriate, NHR will begin disclosing the required information accordingly.


Note 5.  STOCK OPTION PLAN:

  On January 1, 1998, NHR granted options to purchase 30,000 shares of NHR common stock at $18.88 per share. During the three months ended March 31, 1998, no options to purchase shares of NHR were exercised.

  In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation ("SFAS 123"). SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. NHR has adopted the disclosure-only provisions of SFAS 123. As a result, no compensation cost has been recognized for NHI's stock option plans. Based on the number of options outstanding and the historical and expected future trends of factors affecting valuation of those options, any compensation cost attributable to options granted is immaterial.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1998
                           (Unaudited)



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Realty, Inc. (NHR) is a newly-formed Maryland corporation which was incorporated on September 26, 1997 and began operations on January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 24 health care facilities including 16 licensed skilled nursing facilities, one 160 bed certificate of need, six assisted living facilities and one independent living center (the Healthcare Facilities), plus 50 first and second mortgage secured promissory notes with an outstanding balance of $94.4 million (the Notes) from its then sole owner National HealthCare L.P. NHR then leased (the Leases) the Healthcare Facilities to National HealthCare Corporation (NHC) a successor by merger to National HealthCare L.P. NHR also assumed certain debt of approximately $86.4 million. The Leases covering the Healthcare Facilities are "triple net" leases.

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


Capital Resources and Liquidity

  The assets of NHR as of March 31, 1998 include mortgage and other notes receivable (book value of $94,433,000) and the real property of 17 long-term care centers, six assisted living facilities and one retirement center (total book value of $144,615,000). Long-term debt of $89,855,000 includes a term loan with a principal amount of $75,000,000 which matures in 2002.

  Approximately $74,979,000 of the mortgage and other notes receivable are due from a single debtor that owns 16 licensed nursing centers in Florida, all of which are managed by NHC. NHR is the primary lender to that entity.

  NHR has generated $3,224,000 from operating activities during the three months ended March 31, 1998.

  NHR is leasing each of the 24 facilities to NHC. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for its leases as operating leases.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1998
                           (Unaudited)


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

Results of Operations--

  For the quarter ended March 31, 1998, the Company's net revenues of $5,583,000 were derived from three sources:

  a.   Rental income of $3,104,000 (56%);
  b.   Mortgage interest income of $2,416,000 (43%); and
  c.   Investment interest and other income of $63,000 (1%).

  During the same period, the Company's expenses of $3,636,000 were composed as follows:

  a.   Interest on debt of $1,617,000 (44%);
  b.   Depreciation and amortization of $1,574,000 (4.3%);
  c.   Amortization of loan and organization costs of $10,000 (0%);
  d.   General and administrative of $435,000 (12%).

  Net income for the period was $1,947,000 or 22 cents per share, basic, and 20 cents per share, diluted.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1998
                           (Unaudited)


  NHR's revenues will be derived primarily from NHC or from facilities managed by NHC under the Leases and the interest and principal payments of the Notes. NHC is the manager of all nursing facilities securing the Notes, and the Notes are due and payable upon termination of the NHC management contract.

  Forty-three of the Notes (representing approximately $74.8 million principal amount and collateralized with 16 nursing facilities) are from Florida Convalescent Centers, Inc. (FCC) and are personally guaranteed by its controlling shareholder. The FCC Notes bear interest at 10.25% and most are due in 2004. The balance of the Notes are secured by seven nursing facilities and seven separate makers and guarantors.

  NHR's results of operations will depend upon the rental and interest income it earns on the real property and mortgage notes receivable. NHR expects that the rental and interest income it earns on the health care centers and mortgage notes receivable and, if needed, additional borrowings, will be sufficient to satisfy its capital expenditures, working capital, and debt requirements. Because of the competitive restrictions contained in its advisory services agreement with NHC, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments.

Impact of Inflation--

  Inflation may affect NHR in the future by changing the underlying value of NHR's real estate or by impacting NHR's cost of financing its operations.

  Revenues of NHR are primarily from long-term investments. NHR's leases with NHC require increases in rent income based on increases in the revenues of the leased facilities.


Year 2000 Compliance

  NHR is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. NHR does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. NHR does not anticipate any material disruption in its operations as a result of any failure by NHR or NHC to be in compliance. However, with the exception of NHC, NHR does not currently have any information concerning the Year 2000 compliance status of its suppliers and other customers. In the event that any of NHR's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, NHR's business or operations could be adversely affected.


Item 3.     Quantitative and Qualitative Information About Market Risk

       Not Applicable

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1998
                           (Unaudited)



                   PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  None


Item 2.     Changes in Securities.  Not applicable


Item 3.     Defaults Upon Senior Securities.  None


Item 4.     Submission of Matters to a Vote of Security Holders. None


Item 5.     Other Information.  None


Item 6.     Exhibits and Reports on Form 8-K.

       (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
       (b)  Reports on Form 8-K - none required


                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL HEALTH REALTY, INC.
                                        (Registrant)



Date    May 15, 1998             /s/ Richard F. LaRoche, Jr.
                                     Richard F. LaRoche, Jr.
                                     Secretary



Date    May 15, 1998             /s/ Donald K. Daniel
                                     Donald K. Daniel
                                     Principal Accounting Officer