Form 10-Q
period 1998-06-30
NATIONAL HEALTH REALTY INC
filed 1998-07-31
CIK 1047334

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended    June 30, 1998          Commission file number 333-37173



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

                    Yes   x   No



9,448,693 shares of common stock were outstanding as of July 31, 1998.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                   June 30   Dec. 31
                                                    1998       1997
ASSETS                                           (unaudited)
   Real estate properties:
      Land                                         $ 18,340   $ 18,340
      Buildings and improvements                    113,804    113,767
      Construction in progress                       12,471     12,508
                                                    144,615    144,615
      Less accumulated depreciation                  (3,137)       ---
         Real estate properties, net                141,478    144,615

   Mortgage and other notes receivable               94,151     94,439
   Interest and rent receivable                         346        ---
   Cash and cash equivalents                          6,770      3,229
   Deferred costs and other assets                      201        212
        Total Assets                               $242,946   $242,495

LIABILITIES
   Long-term debt                                  $ 88,988   $ 89,855
   Minority interest in consolidated subsidiaries    20,638     20,942
   Accounts payable and other accrued expenses           39        ---
   Accrued interest                                     272        ---
   Dividends payable                                  3,120        ---
   Distributions payable to partners                    436        ---
   Commitments, contingencies and guarantees            ---        ---
     Total Liabilities                              113,493    110,797

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
  $.01 par value; 5,000,000 shares
  authorized; none issued and
  outstanding                                           ---        ---
   Common stock, $.01 par value:
  75,000,000 shares authorized;
  9,382,931 and 8,237,423 shares,
  respectively, issued and outstanding                   94         82
   Capital in excess of par value of common stock   131,600    131,616
   Cumulative net income                              3,989        ---
   Cumulative dividends                              (6,230)       ---
     Total Stockholders' Equity                      129,453    131,698
     Total Liabilities and Stockholders' Equity     $242,946   $242,495

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

                NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                  Three Months Ended   Six Months Ended
                                    June 30, 1998       June 30, 1998
                                   (in thousands,       (in thousands,
                                  except share amounts)  except share amounts)
REVENUES:
  Rental income                         $    3,105               $    6,209
  Mortgage interest income                   2,448                    4,864
  Investment interest and other income          61                      124
                                             5,614                   11,197

EXPENSES:
  Interest                                   1,591                    3,208
  Depreciation of real estate                1,563                    3,137
  Amortization of loan and organi-
    zation costs                                10                       20
  General and administrative                   123                      280
                                             3,287                    6,645

NET INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES          $    2,327               $    4,552

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                              285                      563

NET INCOME                              $    2,042               $    3,989

NET INCOME PER COMMON SHARE:
  Basic                                 $      .22               $      .44
  Diluted                               $      .21               $      .42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                  9,381,302                9,053,219
  Diluted                                9,526,287                9,520,712
Common dividends per share
  declared                              $    .3325               $    .6650

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Six Months Ended
                                                    June 31, 1998
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  3,989
   Depreciation of real estate                            3,137
   Amortization of loan and organization costs               20
   Increase in interest & rent receivable                  (346)
   Increase in other assets                                  (9)
   Increase in accounts payable and
     accrued liabilities                                    311
        NET CASH PROVIDED BY OPERATING ACTIVITIES         7,102

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in mortgage notes receivable - net              288
        NET CASH USED IN INVESTING ACTIVITIES               288

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                        (867)
   Dividends paid to stockholders                        (3,110)
   Increase in minority interests in subsidiaries           128
        NET CASH USED IN FINANCING ACTIVITIES            (3,849)

INCREASE IN CASH AND CASH EQUIVALENTS                     3,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,229
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  6,770



Supplemental Information:
   Cash payments for interest expense                  $  2,936

During the six months ended June 30, 1998,
   $17,438,000 of Senior Subordinated Convertible
   Notes were converted into 1,146,742 shares
   of NHC common stock.  NHR is obligated to
   issue NHR common stock upon the conversion
   of the Notes:
     Common stock                                      $     12
     Capital in excess of par                          $    (12)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                              NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                     INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                          (dollars in thousands)


                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/97          -- $     --   8,237,423   $ 82   $131,616    $     --  $      --     $131,698
Net income                   --       --          --     --         --       3,989         --        3,989
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --   1,145,508     12        (16)         --         --           (4)
Dividends to common
  shareholders ($.6650
  per share)                 --       --          --     --         --          --     (6,230)      (6,230)

BALANCE AT 6/30/98           -- $     --   9,382,931   $ 94   $131,600    $  3,989  $  (6,230)    $129,453









The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1998
                           (Unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or "Company") and its majority owned subsidiaries. NHR assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1997, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


NOTE 2.  EARNINGS PER SHARE

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

                                           Three Months Ended Six Months Ended
                                             June 30, 1998     June 30, 1998
BASIC:
Weighted average common shares                  9,381,302       9,053,219
Net income available to common shareholders   $ 2,042,000     $ 3,989,000

Net income per common share                   $       .22     $       .44

DILUTED:
Weighted average common shares                  9,381,302       9,053,219
Stock options                                      15,000          15,000
Shares issuable upon conversion of NHC            129,985         452,493
Average common shares outstanding               9,526,287       9,520,712

Net income available to common shareholders   $ 2,042,000     $ 3,989,000

Net income per common share                   $       .21     $       .42

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

       NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               June 30, 1998
                                (Unaudited)


NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

  At June 30, 1998, NHR is obligated to issue at the election of the holders 15,000 shares of its common stock related to stock options originally issued by NHC and 112,716 shares of its common stock related to the conversion of certain 6% subordinated convertible notes (the Notes) issued by NHC. The Notes are the obligation of NHC and mature July 1, 2000. The stock options are exercisable and the Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the stock options and conversion of the Notes. NHR will receive no proceeds from the exercise of the stock options and the conversion of the notes. NHR has reserved an additional 127,716 shares of common stock for the exercise of the stock options and the conversion of the Notes.


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


NOTE 5.  STOCK OPTION PLAN:

  On January 1, 1998, NHR granted options to purchase 30,000 shares of NHR common stock at $18.88 per share. During the six months ended June 30, 1998, no options to purchase shares of NHR were exercised.

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

                          June 30, 1998
                           (Unaudited)


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

Capital Resources and Liquidity

  The assets of NHR as of June 30, 1998 include mortgage and other notes receivable (book value of $94,151,000) and the real property of 17 long-term care centers, six assisted living facilities and one retirement center (total book value of $141,478,000). Long-term debt of $88,988,000 includes a term loan with a principal amount of $75,000,000 which matures in 2002.

  Approximately $74,298,000 of the mortgage and other notes receivable are due from a single debtor that operates 16 licensed nursing centers in Florida. NHR is the primary lender to that entity.

  NHR has generated net cash from operating activities during the six months ended June 30, 1998 in the amount of $7.1 million. The funds were used to make payments on debt of $0.9 million and to pay dividends to stockholders of $3.1 million.

  NHR is leasing each of the 24 facilities to NHC. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for its leases as operating leases.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                          June 30, 1998
                           (Unaudited)

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

Results of Operations

Three Months Ended June 30, 1998.

  For the quarter ended June 30, 1998, the Company's net revenues of $5,614,000 were derived from three sources:

  a.   Rental income of $3,105,000 (55%);
  b.   Mortgage interest income of $2,448,000 (44%); and
  c.   Investment interest and other income of $61,000 (1%).

  During the same period, the Company's expenses of $3,287,000 were composed as follows:

  a.   Interest on debt of $1,591,000 (48%);
  b.   Depreciation and amortization of $1,563,000 (48%);
  c.   Amortization of loan and organization costs of $10,000 (0%);
  d.   General and administrative of $123,000 (4%).

  Net income for the period was $2,042,000 or 22 cents per share, basic, and 21 cents per share, diluted.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1998
                           (Unaudited)


Six Months Ended June 30, 1998.

  For the six months ended June 30, 1998, the Company's net revenues of $11,197,000 were derived from three sources:

  a.   Rental income of $6,279,000 (56%);
  b.   Mortgage interest income of $4,864,000 (43%); and
  c.   Investment interest and other income of $124,000 (1%).

  During the same period, the Company's expenses of $6,645,000 were composed as follows:

  a.   Interest on debt of $3,208,000 (48%);
  b.   Depreciation and amortization of $3,137,000 (48%);
  c.   Amortization of loan and organization costs of $20,000 (0%);
  d.   General and administrative of $280,000 (4%).

  Net income for the period was $3,989,000 or 44 cents per share, basic, and 42 cents per share, diluted.

  NHR's revenues will be derived primarily from NHC or from facilities managed by NHC under the Leases and the interest and principal payments of the Notes. NHC is the manager of all nursing facilities securing the Notes, and the Notes are due and payable upon termination of the NHC management contract.

  Forty-three of the Notes (representing approximately $74.3 million of the principal amount and collateralized with 16 nursing facilities) are from Florida Convalescent Centers, Inc. (FCC) and are personally guaranteed by its sole shareholder. The FCC Notes bear interest at 10.25% and most are due in 2004. The balance of the Notes are secured by seven nursing facilities and seven separate makers and guarantors.

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

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1998
                           (Unaudited)


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


Item 4.     Submission of Matters to a Vote of Security Holders. None


Item 5.     Other Information.  None


Item 6.     Exhibits and Reports on Form 8-K.

       (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
       (b)  Reports on Form 8-K - none required

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1998
                           (Unaudited)



                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL HEALTH REALTY, INC.
                                        (Registrant)



Date    July 30, 1998            /s/ Richard F. LaRoche, Jr.
                                Richard F. LaRoche, Jr.
                                Secretary



Date    July 30, 1998            /s/ Donald K. Daniel
                                Donald K. Daniel
                                Principal Accounting Officer