Form 10-Q
period 1998-09-30
NATIONAL HEALTH REALTY INC
filed 1998-11-16
CIK 1047334

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


                Quarterly Report Under Section 13 of 15(d)
                  of the Securities Exchange Act of 1934



For quarter ended   September 30, 1998   Commission file number 333-37173



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

                    Yes   x   No



9,447,693 shares of common stock were outstanding as of October 31, 1998.

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

              NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

              INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share amounts)

                                                   Sept. 30   Dec. 31
                                                     1998       1997
ASSETS                                                 (unaudited)
   Real estate properties:
       Land                                         $ 19,531   $ 18,340
       Buildings and improvements                    129,710    113,767
       Construction in progress                        4,620     12,508
                                                     153,861    144,615
       Less accumulated depreciation                  (4,819)       ---
           Real estate properties, net               149,042    144,615

   Mortgage and other notes receivable                93,691     94,439
   Interest and rent receivable                          344        ---
   Cash and cash equivalents                           6,791      3,229
   Deferred costs and other assets                       186        212
     Total Assets                                   $250,054   $242,495

LIABILITIES
   Long-term debt                                   $ 97,241   $ 89,855
   Minority interest in consolidated
     subsidiaries                                     20,497     20,942
   Accounts payable and other accrued expenses            59        ---
   Accrued interest                                      239        ---
   Dividends payable                                   3,141        ---
   Distributions payable to partners                     436        ---
   Commitments, contingencies and guarantees             ---        ---
     Total Liabilities                               121,613    110,797

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                       ---        ---
   Common stock, $.01 par value:
       75,000,000 shares authorized;
       9,447,693 and 8,237,423 shares,
       respectively, issued and outstanding               94         82
   Capital in excess of par value of
      common stock                                   131,599    131,616
   Cumulative net income                               6,119        ---
   Cumulative dividends                               (9,371)       ---
     Total Stockholders' Equity                      128,441    131,698
     Total Liabilities and Stockholders'
          Equity                                    $250,054   $242,495

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

                NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                   Three Months Ended   Nine Months Ended
                                   September 30, 1998   September 30, 1998
                                    (in thousands,       (in thousands,
                                   except share amounts)except share amounts)
REVENUES:
  Rental income                         $    3,486          $    9,695
  Mortgage interest income                   2,462               7,326
  Investment interest and other income          79                 203
                                             6,027              17,224

EXPENSES:
  Interest                                   1,772               4,980
  Depreciation of real estate                1,682               4,819
  Amortization of loan and organi-
    zation costs                                10                  30
  General and administrative                   138                 418
                                             3,602              10,247

NET INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES          $    2,425          $    6,977

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                              295                 858

NET INCOME                              $    2,130          $    6,119

NET INCOME PER COMMON SHARE:
  Basic                                 $      .23          $      .67
  Diluted                               $      .22          $      .64
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                  9,439,115           9,183,239
  Diluted                                9,514,647           9,518,510
Common dividends per share
  declared                              $    .3325          $    .9975

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                        Three Months Ended  Nine Months Ended
                                        September 30, 1998  September 30, 1998
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $ 2,130             $  6,119
   Depreciation of real estate                 1,682                4,819
   Amortization of loan and organization
      costs                                       10                   30
   (Increase) decrease in interest &
      rent receivable                              2                 (344)
   (Increase) decrease in other assets             5                   (4)
   Increase (decrease)in accounts payable and
     accrued liabilities                         (13)                 298
        NET CASH PROVIDED BY
            OPERATING ACTIVITIES               3,816               10,918

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to and acquisitions of property &
     equipment-net                            (9,246)              (9,246)
   Decrease in mortgage notes
     receivable - net                            460                  748
        NET CASH USED IN
            INVESTING ACTIVITIES              (8,786)              (8,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                8,253                8,253
   Payments on debt                              ---                 (867)
   Dividends paid to stockholders             (3,120)              (6,230)
   Increase (decrease) in minority interests
     in subsidiaries                            (142)                 (14)
        NET CASH PROVIDED BY
            FINANCING ACTIVITIES               4,991                1,142

INCREASE IN CASH AND CASH EQUIVALENTS             21                3,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD 6,770                3,229
CASH AND CASH EQUIVALENTS, END OF PERIOD     $ 6,791             $  6,791

Supplemental Information:
   Cash payments for interest expense        $ 1,805             $  4,741

During the nine months and three months ended
   September 30, 1998, $18,438,000 and $1,000,000,
   respectively, of Senior Subordinated Convertible
   Notes were converted into 1,210,270 and 65,765
   shares of NHC common stock, respectively.  NHR is
   obligated to issue NHR common stock upon the
   conversion of the Notes:
     Common stock                                ---             $     12
     Capital in excess of par                    ---             $    (12)

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                                 NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                       INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            (dollars in thousands)


                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock      Common Stock    Excess of  Cumulative Cumulative Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/97        --   $     --   8,237,423   $ 82   $131,616    $     --  $   --     $131,698
Net income                 --         --          --     --         --       6,119      --        6,119
Shares issued in con-
  version of con-
  vertible debentures
  to common stock          --         --   1,210,270     12        (17)         --      --           (5)
Dividends to common
  shareholders ($.9975
  per share)               --         --          --     --         --          --   (9,371)     (9,371)

BALANCE AT 9/30/98         --   $     --   9,447,693   $ 94   $131,599    $  6,119  $(9,371)   $128,441




The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or the "Company") and its majority owned subsidiaries. NHR assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1997, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


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

                                           Three Months Ended    Nine Months Ended
                                           September 30, 1998    September 30, 1998
BASIC:
Weighted average common shares                  9,439,115       9,183,239
Net income available to common shareholders   $ 2,130,000     $ 6,119,000

Net income per common share                   $       .23     $       .67

DILUTED:
Weighted average common shares                  9,439,115       9,183,239
Stock options                                      20,000          20,000
Shares issuable upon conversion of NHC
 subordinated convertible notes                    55,532         315,271
Average common shares outstanding               9,514,647       9,518,510

Net income available to common shareholders   $ 2,130,000     $ 6,119,000

Net income per common share                   $       .22     $       .64

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

       NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1998
                                (Unaudited)


NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

  At September 30, 1998, NHR is obligated to issue at the election of the holders 20,000 shares of its common stock related to stock options originally issued by National HealthCare Corporation ("NHC") and 46,954 shares of its common stock related to the conversion of certain 6% subordinated convertible notes (the Notes) issued by NHC. The Notes are the obligation of NHC and mature July 1, 2000. The stock options are exercisable and the Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the stock options and conversion of the Notes. NHR will receive no proceeds from the exercise of the stock options and the conversion of the Notes. NHR has reserved an additional 66,954 shares of common stock for the exercise of the stock options and the conversion of the Notes.


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


NOTE 5.  STOCK OPTION PLAN:

  On January 1, 1998, NHR granted options to purchase 30,000 shares of NHR common stock at $18.88 per share. During the nine months ended September 30, 1998, no options to purchase shares of NHR were exercised.

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

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1998
                           (Unaudited)


NOTE 6.  EVENT SUBSEQUENT TO THE BALANCE SHEET DATE

  On October 30, 1998, NHC, NHR's investment advisor and primary lessee, announced terms of its settlement of litigation with Florida Convalescent Centers, Inc. of Sarasota, Florida (FCC).

  FCC is NHR's primary mortgagee. Under the terms of NHC's settlement with FCC, NHR may receive prepayment of up to approximately $71 million in notes receivable. NHR will make every effort to reinvest any amounts prepaid. However, if NHR uses the money to pay down existing debt, it will result in a reduction of cash flow which may cause the cash dividend paid by NHR to remain flat for the near future. Under the terms of the settlement, prepayment may be made at any time and is expected to occur by July 1, 1999.



Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Overview

  National Health Realty, Inc. (NHR) is a real estate investment trust that began operations on January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 24 health care facilities including 16 licensed skilled nursing facilities, one 160 bed certificate of need, six assisted living facilities and one independent living center (the Healthcare Facilities), plus 50 first and second mortgage secured promissory notes with an initial principal balance of $94.4 million (the Notes) from its then sole owner National HealthCare L.P. NHR then leased (the Leases) the Healthcare Facilities to National HealthCare Corporation (NHC) a successor by merger to National HealthCare L.P. NHR also assumed certain debt, initially in the amount of $86.4 million. The Leases covering the Healthcare Facilities are "triple net" leases.

  NHR entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC will provide NHR with investment advice, office space and personnel. This agreement also provides that prior to the earlier to occur of (i) the termination of the Advisory Agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets conveyed to it by National HealthCare L.P.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1998
                           (Unaudited)


Capital Resources and Liquidity

  The assets of NHR as of September 30, 1998 include mortgage and other notes receivable (book value of $93,691,000) and the real property of 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $149,042,000). Long-term debt of $97,241,000 includes a term loan with a principal amount of $75,000,000 which matures in 2002.

  Approximately $73,905,000 of the mortgage and other notes receivable are due from a single debtor that operates 16 licensed nursing centers in Florida. NHR is the primary lender to that entity.

  NHR has generated net cash from operating activities during the nine months ended September 30, 1998 in the amount of $3.8 million. The funds were used along with $8.3 million of proceeds from long-term debt to fund acquisitions of property and equipment in the amount of $9.2 million and to pay dividends to stockholders of $3.1 million.

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

  NHR has entered into an advisory services agreement with NHC whereby the services related to investment activities and day-to-day management and operations are provided to NHR by NHC. Because of the competitive restrictions contained in the advisory services agreement, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments. NHR expects to continue to engage in transactions with NHC.

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

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1998
                           (Unaudited)


will purchase the additional constructed assets from NHC. NHR's cash on hand, its operating and investing cash flows, and, as necessary, its borrowing capacity are expected to be adequate to fund the purchase of the constructed assets.

Results of Operations

Three Months Ended September 30, 1998.

  For the quarter ended September 30, 1998, the Company's net revenues of $6,027,000 were derived from three sources:

  a.   Rental income of $3,486,000 (58%);
  b.   Mortgage interest income of $2,462,000 (41%); and
  c.   Investment interest and other income of $79,000 (1%).

  During the same period, the Company's expenses of $3,602,000 were composed as follows:

  a.   Interest on debt of $1,772,000 (49%);
  b.   Depreciation and amortization of $1,682,000 (47%);
  c.   Amortization of loan and organization costs of $10,000 (0%);
  d.   General and administrative of $138,000 (4%).

  Net income for the period was $2,425,000 or 23 cents per share, basic, and 22 cents per share, diluted.


Nine Months Ended September 30, 1998.

  For the nine months ended September 30, 1998, the Company's net revenues of $17,224,000 were derived from three sources:

  a.   Rental income of $9,695,000 (56%);
  b.   Mortgage interest income of $7,326,000 (43%); and
  c.   Investment interest and other income of $203,000 (1%).

  During the same period, the Company's expenses of $10,247,000 were composed as follows:

  a.   Interest on debt of $4,980,000 (49%);
  b.   Depreciation and amortization of $4,819,000 (47%);
  c.   Amortization of loan and organization costs of $30,000 (0%);
  d.   General and administrative of $418,000 (4%).

  Net income for the period was $6,977,000 or 67 cents per share, basic, and 64 cents per share, diluted.

  NHR's revenues will be derived primarily from NHC or from facilities managed by NHC under the Leases and the interest and principal payments of the Notes. NHC is the manager of all nursing facilities securing the Notes, and the Notes are due and payable upon termination of the NHC management contract.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1998
                           (Unaudited)


  Forty-three of the Notes (representing approximately $73.9 million of the principal amount and collateralized with 16 nursing facilities) are from Florida Convalescent Centers, Inc. (FCC) and are personally guaranteed by its sole shareholder. The FCC Notes bear interest at 10.25% and most are due in 2004. The balance of the Notes are secured by seven nursing facilities and seven separate makers and guarantors.

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

Settlement of litigation by NHC and FCC after the balance sheet date--

  On October 30, 1998, NHC, NHR's investment advisor and primary lessee announced terms of its settlement of litigation with Florida Convalescent Center of Sarasota, Florida (FCC).

  FCC is NHR's primary mortgagee. Under the terms of NHC's settlement with FCC, NHR may receive prepayments of up to approximately $71 million in notes receivable. NHR will make every effort to reinvest any amounts prepaid. However, if NHR uses the money to pay down existing debt, it will result in a reduction of cash flow which may cause the cash dividend paid by NHR to remain flat for the near future. Under the terms of the settlement, prepayment may be made at any time and is expected to occur by July 1, 1999.

Impact of Inflation--

  Inflation may affect NHR in the future by changing the underlying value of NHR's real estate or by impacting NHR's cost of financing its operations.

  Revenues of NHR are primarily from long-term investments.
NHR's leases with NHC require increases in rent income based on increases in the revenues of the leased facilities.


Year 2000 Compliance

  NHR has evaluated its information technology systems and embedded technology with respect to potential Year 2000 problems. Although management believes that the majority of NHR's information technology systems and embedded technology is already Year 2000 compliant, NHR will complete the testing of its information technology systems and embedded technology in the third quarter of 1999. In addition, NHR has developed corrective plans for any technology assessed to be non-compliant.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1998
                           (Unaudited)


  As a result of its advisory agreement with NHC, NHR is reliant upon NHC for much of its information technology systems and embedded technology. NHC has performed an evaluation of its information technology as it relates to NHR. Although NHR believes that the majority of NHC's information technology systems and embedded technology is already Year 2000 compliant, NHC will complete the testing of its information technology systems and embedded technology in the third quarter of 1999. NHR believes that NHC has developed corrective plans for any technology assessed to be non-compliant.

  Costs incurred to date for NHR's internal Year 2000 remediation efforts have not been material, and NHR does not expect that the cost of future internal actions will be material to its financial condition or results of operations. NHR does not anticipate any material disruption in its operations as a result of any failure by NHR to be in compliance.

  NHR also depends upon the proper functioning of information technology systems and embedded technology operated by certain other third parties. These third parties include commercial banks and other lenders, and vendors such as telecommunications and utilities providers. NHR is currently evaluating and obtaining information concerning the Year 2000 compliance status of these third parties. If third parties have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress; or (ii) in the case of vendors, in disruption of important services upon which NHR depends, such as telecommunications and electrical power.

  Based upon current information, NHR anticipates successful completion and testing of its Year 2000 remediation efforts during 1999. However, there can be no guarantee that the Year 2000 will not have a material adverse effect on NHR's operations, financial position or liquidity if NHR's remediation efforts are not successful or completed in a timely manner. NHR is currently developing a contingency plan in the event that it is not able to achieve Year 2000 compliance. This contingency plan is expected to include establishing sources of liquidity that could be drawn upon in the event of systems disruption and identifying alternative vendors and back-up processes that do not rely on computers, whenever possible. The contingency plan is expected to be completed in the third quarter of 1999.



Item 3.     Quantitative and Qualitative Information About Market Risk

       Not Applicable

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1998
                           (Unaudited)



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


                                NATIONAL HEALTH REALTY, INC.
                                        (Registrant)



Date   November 13, 1998        /s/ Richard F. LaRoche, Jr.
                                Richard F. LaRoche, Jr.
                                Secretary



Date   November 13, 1998        /s/ Donald K. Daniel
                                Donald K. Daniel
                                Principal Accounting Officer