Form 10-K405
period 1998-12-31
NATIONAL HEALTH REALTY INC
filed 1999-03-11
CIK 1047334

______________________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K
(Mark One)
     [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 1998
                                OR
     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from _______ to _________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $88,272,100 as of February 26, 1999. The number of shares of Common Stock outstanding as of February 28, 1999 was 9,542,093.

                        PAGE 1 OF 50 PAGES
                       Exhibit Index Page 41

                             PART 1
                             ITEM 1
                            BUSINESS
General

     National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. On December 31, 1997, NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 16 licensed skilled nursing facilities, one 160 bed certificate of need (now sold), six assisted living facilities and one independent living center (the Health Care Facilities). It additionally and simultaneously acquired 50 first and second mortgage secured promissory notes with a then outstanding balance of $94.4 million (the Notes) from its then sole owner National HealthCare L.P. NHR then leased (the Leases) the Healthcare Facilities to National HealthCare Corporation (NHC), a successor by merger to National HealthCare L.P. NHR also assumed certain debt of approximately $86.4 million. During 1998, the Company increased its investment in the Healthcare Facilities by $20,874,000, with a corresponding increase in rental income. The Leases covering the Healthcare Facilities are "triple net" leases. NHR entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC will provide NHR with investment advice, office space and personnel. This agreement also provides that prior to the earlier to occur of (i) the termination of the Advisory Agreement for any reason and
(ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of this restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets initially conveyed to it.

     NHR's revenues are derived primarily from NHC under the Leases and the interest and principal payments of the Notes. NHC is the manager of all nursing facilities securing the Notes.

     Forty-three of the Notes (representing approximately $74.8 million the principal amount and collateralized with 16 nursing facilities) are from Florida Convalescent Centers, Inc. (FCC), and are currently managed by NHC, but may remain outstanding even if NHC is not the manager. The FCC Notes bear interest at 10.25% and are due in 2004; however, the Company anticipates that they will be prepaid, perhaps during 1999. There is no prepayment penalty. NHR will make every effort to reinvest any amounts prepaid. However, if NHR uses the money to reduce existing debt, this will result in a reduction of cash flow which may cause the dividend paid by NHR to remain flat for the near future. The balance of the Notes are secured by seven nursing facilities and seven separate makers and guarantors.

     Assumed Liabilities.

     NHR assumed approximately $86.4 million of debt from NHC but immediately refinanced approximately $71.6 million from a commercial bank group with Bank of Tokyo, Agent on an overall loan of $75 million. An additional line of credit of $20 million was also made available by this group, all but $4,500,000 of which had been drawn by December 31, 1998. The interest rate on $11.6 million of the remaining Assumed Liabilities include fixed rates of 8.4% and 8.3%. The interest rate on $3.2 million of the remaining Assumed Liabilities is at a variable rate (5.0% at December 31, 1998). The replacement financing and line of credit bear interest at LIBOR plus 1% (one
percent).   The term of the loans extend through 2011.

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

     Advisory Agreement.  NHR has contracted for its management with NHC.
The NHR Advisory Agreement provides that NHR will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. For its services, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense
incurred by NHC.  The actual amount paid to NHC in 1998 is $471,000.   Either
party may terminate the Advisory Agreement on 90 days notice after January 1, 2000, and NHR may terminate at any time for cause.

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


NHC Master Agreement to Lease

     The Master Agreement to Lease (the "Master Agreement") with NHC regarding the Health Care Facilities, sets forth certain terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2007 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent for the respective Health Care Facilities plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the property as negotiated at that time between NHC and the Company. In addition, in each year after 1999, NHC is obligated to pay percentage rent to the Company equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1999. Thus, NHC will pay no percentage rent for 1998 or 1999.

     The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, constituting a part of the Health Care Facilities) and other charges relating to the ownership and operation of the Health Care Facilities. NHC is obligated at its expense to keep all improvements and fixtures and other components of the Health Care Facilities covered by "all risk" insurance in an amount equal to the full replacement costs thereof, insurance against boiler explosion and similar insurance, flood insurance if the land constituting the Health Care Facility is located within a designated flood plain area and to maintain specified minimal personal injury and property damage insurance, protecting the Company as well as NHC at such Health Care Facility. NHC is also obligated to indemnify and hold harmless the Company from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify the Company against, all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to, each Health Care Facility leased by NHC.


Advisory Agreement

     The Company entered into the Advisory Agreement with NHC as "Advisor" under which NHC provides management and advisory services to the Company during the term of the Advisory Agreement. The Company believes the Advisory Agreement benefits the Company by providing it access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, the Company engaged NHC to use its best efforts (a) to present to the Company a continuing and suitable investment program consistent with the investment policies of the Company adopted by the Board of Directors from time to time; (b) to manage the day-to-day affairs and operations of the Company; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by the Company's Board of Directors.

     The Advisory Agreement was initially for a stated term which expires January 1, 2000. The Agreement thereafter is on a year to year term with a 90 day termination period by either party without cause. The Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 1998 is $471,000. Either party may terminate the Advisory Agreement on 90 days notice after January 1, 2000.

     Pursuant to the Advisory Agreement, NHC manages all of the day-to-day affairs of the Company and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to the Company. The Advisory Agreement further provides that the Company shall pay the expenses incurred with respect to and allocable to the prudent operation and business of the Company including any fees, salaries, and other employment costs, taxes and expenses paid to directors, officers and employees of the Company who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, the Company does not have any officers or employees who are not also employees of NHC. The Company's three executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams and Mr. LaRoche are employees of NHC and all of their fees, salaries and employment costs are paid by NHC, although a portion is allocated for their services to NHR.

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


                             ITEM 2
                           PROPERTIES

                      Healthcare Facilities

     The following table includes certain information regarding the Healthcare Facilities, all of which are leased for an initial ten (10) year term to National HealthCare Corporation:

                                                                          Minimum
                                                  No. of    Book          Annual
     Name of Facility              Location       Beds      Basis         Rent<F2>
Long-Term Care Centers
AdamsPlace                    Murfreesboro, TN    40        $  6,559,016  $    578,701
NHC HealthCare, Naples        Naples, FL          60           5,441,480       542,783
NHC HealthCare, Clinton       Clinton, SC         131          3,492,531       354,291
NHC HealthCare, Coconut Creek Coconut Creek, FL   120         10,750,367     1,073,219
NHC HealthCare, Daytona Beach Daytona Beach, FL   60           6,024,975       598,365
NHC HealthCare, Farragut<F1>  Farragut, TN        60           6,178,559       594,364
NHC HealthCare, Garden City   Murrells Inlet, SC  88           4,946,552       489,342
NHC HealthCare, Greenville    Greenville, SC      176          5,132,370       520,058
NHC HealthCare, Lexington     Lexington, SC       88           6,151,444       570,964
NHC HealthCare, Mauldin       Mauldin, SC         120          8,254,646       821,645
NHC HealthCare, Imperial<F1>  Naples, FL          90           5,494,724       540,489
NHC HealthCare, North Augusta North Augusta, SC   132          4,783,669       482,029
NHC HealthCare, Orlando       Orlando, FL         120          8,187,277       818,652
NHC HealthCare, Parklane      Columbia, SC        120          7,651,482       761,718
NHC HealthCare, Pt Charlotte  Port Charlotte, FL  180          8,228,460       817,396
NHC HealthCare, West Plains   West Plains, MO     120          3,642,267       365,823

Assisted Living Facilities
NHC Place/ Vero Beach         Vero Beach, FL      84           7,189,365       713,498
NHC Place/Anniston            Anniston, AL        68           5,418,015       544,913
Adams Place                   Murfreesboro, TN    84           6,228,023       623,442
NHC Place/Merritt Island      Merritt Island, FL  84           7,479,838       743,274
NHC Place/Stuart              Stuart, FL          84           6,972,629       695,697
NHC Place/ Farragut<F1>       Farragut, TN        84           7,661,313       736,997

Retirement Center
AdamsPlace<F1>                Murfreesboro, TN    53          15,728,459     1,497,540
NHC Place/ Farragut<F3>       Farragut, TN        90           1,312,496

 <F1> Construction completed in 1998.
 <F2> Additional rent equal to three percent (3%) of the increase in gross revenues of the HealthCare Facilities commences in 2000, with 1999 as the base year. All leases are "net, net, net".
 <F3> Construction not yet commenced.

       Mortgage Notes. NHR owns approximately 50 Mortgage Notes representing approximately $93.1 million loaned to the owners of approximately 23 nursing homes, all but one of which are in Florida and all of which are currently managed by NHC. The loans were utilized by the owners to acquire land, then construct and equip the nursing homes or to provide working capital. The Mortgage Notes are secured by mortgages on each of the facilities. Forty-three of the Mortgage Notes (representing approximately $73.5 million of the principal amount) are from FCC. The FCC Notes bear interest at 10.25% and are due in 2004. They will remain outstanding during their term even if NHC is not managing the centers. However, the Company anticipates that they may be prepaid as early as 1999. There is no prepayment penalty. NHR will make every effort to reinvest any amounts prepaid. However, if NHR uses the money to reduce existing debt, this will result in a reduction of cash flow which may cause the dividend paid by NHR to remain flat for the near future.

       The nursing homes which are located in Florida are each licensed for approximately 120 to 180 beds. No defaults have occurred under any of the Mortgage Notes. NHC has no reason to suspect any impending defaults under the Mortgage Notes.


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


          During 1998 there were no matters submitted to a vote of security holders.


                            PART II
                           ----------

                             ITEM 5
             MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

     In order to qualify for the beneficial tax treatment accorded to a REIT, the Company must make quarterly distributions to holders of its Common Stock equal on an annual basis to at least 95% of the Company's REIT taxable income (excluding net capital gains), as defined in the Code. Cash available for distribution to stockholders of the Company is primarily derived from interest payments received on its mortgages and from rental payments received under the Company's leases. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the cash flow and earnings of the Company, its financial condition, bank covenants contained in its financing documents and such other factors as the Board of Directors deems relevant. The Company's REIT taxable income is calculated without reference to its cash flow. Therefore, under certain circumstances, the Company may not have received cash sufficient to pay its required distributions.

     The shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On February 26, 1999 the last reported sale price for the Common Stock on the AMEX was $11.938. As of December 31, 1998, NHR had approximately 4,482 shareholders, of which approximately 2,282 are holders of record with the balance indicated by security listing positions.

High and low stock prices and dividends for 1998 were:

                                                    Cash
                                  Sales Price     Dividends
               Quarter Ended    High      Low     Declared
               -------------   ------    ------   ---------
               March 31       $21.313   $16.875     .3325
               June 30         17.750    14.125     .3325
               September 30    15.625    12.875     .3325
               December 31     15.125    11.125     .3325


                             ITEM 6
                    SELECTED FINANCIAL DATA

          (dollars in thousands,
            except share amounts)              12/31/98          12/31/97<Fa>
          Net revenues                           23,555                   ---
          Net income                              8,267                   ---
          Net income per share
             Basic                                  .89                   ---
             Diluted                                .87                   ---
          Mortgages and other investments        93,099                94,439
          Real estate properties, net           158,910               144,615
          Total assets                          255,444               242,495
          Long term debt                        103,628                89,855
          Total stockholders' equity            127,453               131,698

          Common shares outstanding           9,447,693             8,237,423

          Weighted average common shares
             Basic                            9,249,896                   ---
             Diluted                          9,518,088                   ---

          Common dividends declared per share      1.33                   ---

<Fa>   NHR had no operations from the date of incorporation through
       December 31, 1997. NHR originally issued 1,000 shares of common stock to National HealthCare Corporation (NHC) for cash on October 15, 1997. On December 31, 1997, NHC transferred mortgage and other notes receivable (total book value of $94,439), real property (total book value of $144,615) and certain related liabilities (total book value of $86,414) to NHR. Simultaneous with the transfer, NHR obtained a term loan (principal amount of $75,000) and used the proceeds to repay debt transferred from NHC in the amount of $71,559.

                             ITEM 7
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     National Health Realty, Inc. (NHR) is a real estate investment trust that began operations on January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), acquired ownership of the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities), (initial book value of $144,615,000), plus 51 first and second mortgage secured promissory notes with an initial principal balance of $94,439,000 from its then sole owner National HealthCare L.P. NHR then leased the Health Care Facilities to National HealthCare Corporation
(NHC), a successor by merger to National HealthCare L.P. NHR also assumed certain debt, initially in the amount of $86,414,000.


Competitive Restrictions--

     NHR entered into an advisory services agreement with NHC pursuant to which NHC will provide NHR with investment advice, office space and personnel. This agreement also provides that prior to the earlier to occur of (I) the termination of the advisory agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets conveyed to it by National HealthCare L.P.


CAPITAL RESOURCES AND LIQUIDITY

     The assets of NHR as of December 31, 1998 include mortgage and other notes receivable (book value of $93,099,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $158,910,000). Long-term debt of $103,628,000 includes a term loan with a principal amount of $90,500,000 which matures in 2002.

     Approximately $73,494,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. FCC operates 16 licensed nursing centers that are managed by NHC. NHR is the primary lender to FCC. On October 30, 1998, NHC announced terms of its settlement of litigation with FCC. Under the terms of NHC's settlement with FCC, NHR may receive prepayments without penalty of up to $62,765,000 in notes receivable. NHC is expected to assume the remaining $10,729,000 of notes receivable. NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. This could result in dividends remaining constant; however, no dividend reductions are expected in the near future. Under the terms of the settlement, prepayments may be made at any time.

     FCC may also elect to terminate its management contract with NHC prior to repaying its notes owed to NHR. In this event, NHR's assets will no longer be solely managed by NHC.

Sources and Uses of Funds--

     NHR's leasing and mortgage services generated net cash from operating activities during 1998 in the amount of $14,955,000. The funds were used along with $15,500,000 of proceeds from long-term debt and $1,340,000 from the collections of mortgage loans receivable to fund acquisitions of property and equipment in the amount of $20,874,000, to repay long-term debt of $1,727,000 and to pay dividends to stockholders of $9,371,000.

     NHR is leasing each of the 23 facilities to NHC. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for its leases as operating leases.

     During the initial term and each renewal term, NHC is obligated to pay NHR annual base rent (commencing for each center when construction is complete) on the 23 facilities of $15,449,000. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities.

     NHR has entered into an advisory services agreement with NHC whereby the services related to investment activities and day-to-day management and operations are provided to NHR by NHC. Because of the competitive restrictions contained in the advisory services agreement, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments with operations other than NHC but expects to continue to engage in the existing transactions with NHC and potentially new investments.

Commitments--

     NHR intends to pay quarterly distributions to its stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 95% of NHR's taxable income be distributed annually. The primary source for distributions will be rental and interest income NHR earns on the real property and mortgage notes receivable transferred to it by NHC. Dividends in the amount of $1.33 per share were declared for payment during 1998.

     Certain of the real properties transferred by NHC to NHR remain under construction at December 31, 1998. NHC will complete the construction of these properties and, upon completion of the construction, NHR will purchase the additional constructed assets from NHC.

     At year end, NHR's long-term debt as a percentage of total liabilities and capital was 40.6%. The amount available to be drawn on NHR's $95.0 million term loan was $4.5 million at December 31, 1998. NHR's cash on hand, its operating and investing cash flows, and, as necessary, its borrowing capacity are expected to be adequate to fund the purchase of the constructed assets as well as to repay borrowings at or prior to their maturity.


RESULTS OF OPERATIONS

Year Ended December 31, 1998-

     Net income for the year was $8,267,000 or 89 cents per share, basic, and 87 cents per share, diluted.

     The significant components of revenue for the first year of NHR's operations are rental income (57.6% of revenues) and mortgage interest income (41.4% of revenues).

     The significant components of expenses for this first year of operations are interest (48.8% of total expenses) and depreciation of real estate(46.5% of total expenses).

     The rental income revenues are believed by management to be secure. However, all of the rental income is from NHC, NHR's sole lessee. Approximately 60% of NHC's revenues are from participation in the Medicare and Medicaid programs. During 1997, the federal government enacted the Balanced Budget Act of 1997 (BBA) which contains numerous Medicare and Medicaid cost-saving measures. As part of these cost-saving measures, the BBA requires that nursing homes transition to a prospective payment system over a three cost report year transition period. The BBA also contains certain measures which have or will lead to reductions in Medicare payments for home health agency services and therapy services. Furthermore, NHC has stated in its financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act. NHR is unable to predict the ultimate effect the enactment of the BBA or the pending lawsuit will have on NHC's ability to make its lease payments to NHR.

     The mortgage interest income revenues are also believed by management to be secure. However, the mortgages are with five different owners and are secured with the property of 23 long-term health care centers located in two states, all of which are currently managed by NHC. The revenues of the 23 health care centers are subject to the cost-saving measures of the BBA. NHR is unable to predict the ultimate effect the enactment of the BBA will have on the ability of the 23 health care centers to make their debt service payments to NHR.


IMPACT OF INFLATION

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

      Based upon current information, NHR anticipates successful completion and testing of its Year 2000 remediation efforts during 1999. However, there can be no guarantee that the Year 2000 will not have a material adverse effect on NHR's operations, financial position or liquidity if NHR's remediation efforts are not successful or completed in a timely manner. NHR is currently developing a contingency plan in the event that it is not able to achieve Year 2000 compliance. This contingency plan is expected to include identifying back-up processes that do not rely on computers, whenever possible.

     However, NHR also depends upon the proper functioning of information technology systems and embedded technology operated by certain other third parties. These third parties include lessors and debtors that participate in the Medicare and Medicaid programs, commercial banks and other lenders, and vendors such as telecommunications and utilities providers. NHR is currently evaluating and obtaining information concerning the Year 2000 compliance status of these third parties. If third parties have Year 2000 problems that are not remedied, the following problems could result: (i) in the case of lessors and debtors that rely on third party payors, in delayed collection of rent, mortgage notes and interest payments; (ii) in the case of banks and other lenders, in the disruption of capital flows potentially resulting in liquidity stress; or (iii) in the case of vendors, in disruption of important services upon which NHR depends, such as telecommunications and electrical power.


                            ITEM 7A
   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Interest Rate Risk

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. All of the Company's mortgage and other notes receivable bear interest at fixed interest rates. As a result of the short-term nature of the Company's cash instruments and because the interest rates on the Company's investment in notes receivable are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

     As of December 31, 1998, $93,700,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of $937,000 and likewise, a 10% reduction in interest rates would result in interest expense declining $937,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments. The remaining $9,928,000 of the Company's long-term debt bears interest at fixed rates. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

     The Company currently does not use any derivative instruments to hedge its interest rate expense. The Company does not use derivative instruments for trading purposes and the use of such instruments would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.



                             ITEM 8
          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheets of NATIONAL HEALTH REALTY, INC. (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997, the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 and the consolidated statement of cash flows for the 97 days ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of National Health Realty, Inc. and subsidiaries as of December 31, 1998 and 1997, the results of their operations and their cash flows for the year ended December 31, 1998 and the results of their cash flows for the 97 days ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 13, 1999

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)
                                                          Dec. 31   Dec. 31
                                                           1998       1997
ASSETS
   Real estate properties:
       Land                                              $ 19,531   $ 18,340
       Buildings and improvements                         144,769    113,767
       Construction in progress                             1,189     12,508
                                                          165,489    144,615
       Less accumulated depreciation                       (6,579)       ---
          Real estate properties, net                     158,910    144,615

   Mortgage and other notes receivable                     93,099     94,439
   Interest and rent receivable                               367        ---
   Cash and cash equivalents                                2,897      3,229
   Deferred costs and other assets                            171        212
     Total Assets                                        $255,444   $242,495

LIABILITIES
   Long-term debt                                        $103,628   $ 89,855
   Minority interests in consolidated subsidiaries         20,351     20,942
   Accounts payable and other accrued expenses                110        ---
   Accrued interest                                           325        ---
   Dividends payable                                        3,141        ---
   Distributions payable to partners                          436        ---
     Total Liabilities                                    127,991    110,797

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                            ---        ---
   Common stock, $.01 par value:
       75,000,000 shares authorized;
       9,447,693 and 8,237,423 shares,
       respectively, issued and outstanding                    94         82
   Capital in excess of par value of common stock         131,604    131,616
   Cumulative net income                                    8,267        ---
   Cumulative dividends                                   (12,512)       ---
     Total Stockholders' Equity                           127,453    131,698
     Total Liabilities and Stockholders' Equity          $255,444   $242,495



The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF INCOME


     Year Ended December 31                                     1998
                                                          (in thousands,
                                                       except share amounts)
     REVENUES:
       Rental income                                        $   13,570
       Mortgage interest income                                  9,745
       Investment interest and other income                        240
                                                                23,555

     EXPENSES:
       Interest                                                  6,902
       Depreciation of real estate                               6,579
       Amortization of loan costs                                   39
       General and administrative                                  615
                                                                14,135

     INCOME BEFORE MINORITY INTEREST IN
          CONSOLIDATED SUBSIDIARIES                              9,420

     MINORITY INTEREST IN CONSOLIDATED
          SUBSIDIARIES                                           1,153

     NET INCOME                                             $    8,267

     NET INCOME PER COMMON SHARE:
       Basic                                                $      .89
       Diluted                                              $      .87
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
       Basic                                                 9,249,896
       Diluted                                               9,518,088





     The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Period Ended December 31                            1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 8,267             $    ---
   Depreciation of real estate                      6,579                  ---
   Amortization of loan costs                          39                  ---
   Minority interests in consolidated subsidiaries  1,153                  ---
   Increase in interest & rent receivable            (367)                 ---
   Decrease in other assets                             2                  ---
   Increase in accounts payable and
     accrued liabilities                              435                  ---
        NET CASH PROVIDED BY OPERATING ACTIVITIES  16,108                  ---

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to and acquisitions of property &
     equipment, net                               (20,874)                 ---
   Collections of mortgage notes receivable         1,340                  ---
        NET CASH USED IN INVESTING ACTIVITIES     (19,534)                 ---

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                    15,500               75,000
   Payments on long-term debt                      (1,727)             (71,559)
   Financing costs paid                               ---                 (212)
   Dividends paid to stockholders                  (9,371)                 ---
   Distributions paid to partners                  (1,308)                 ---
   Proceeds from issuance of common stock             ---                    1
   Refund of proceeds from issuance of common stock   ---                   (1)
        NET CASH PROVIDED BY FINANCING ACTIVITIES   3,094                3,229

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (332)               3,229
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      3,229                  ---
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 2,897             $  3,229

Supplemental Information:
   Cash payments for interest expense             $ 6,577             $    ---

During the year ended December 31, 1998,
   $18,438,000 of NHC's Senior Subordinated
   Convertible Notes were converted into
   1,210,270 shares of NHC common stock.
   NHR is obligated to issue NHR common
   stock upon the conversion of the Notes:
     Common stock                                 $    12             $    ---
     Capital in excess of par value               $   (12)            $    ---

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (in thousands, except share amounts)

                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/97      ---    $     --   8,237,423   $ 82   $131,616    $     --  $      --     $131,698
Net income               ---          --          --     --         --       8,267         --        8,267
Shares issued            ---          --   1,210,270     12        (12)         --         --          ---
Dividends to common
  shareholders ($1.33
  per share)             ---          --          --     --         --          --    (12,512)     (12,512)

BALANCE AT 12/31/98      ---    $     --   9,447,693   $ 94   $131,604    $  8,267  $ (12,512)    $127,453

















The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.


          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1998 AND 1997




NOTE 1.  ORGANIZATION

     National Health Realty, Inc. (NHR) is a Maryland real estate investment trust (REIT) that was incorporated on September 26, 1997. NHR originally issued 1,000 shares of common stock to National HealthCare Corporation (NHC and formerly National HealthCare L.P.) for $1,000 cash on October 15, 1997. At December 31, 1997, the 1,000 shares issued to NHC were canceled and NHR refunded the $1,000 cash to NHC. NHR had no operations from the date of incorporation through December 31, 1997.

     At December 31, 1997, NHC transferred certain assets and liabilities to NHR and NHR/OP, L.P. in exchange for 8,237,423 shares of NHR common stock and 1,310,194 limited partnership units of NHR/OP, L.P. NHC then distributed the common stock of NHR and the limited partnership units of NHR/OP, L.P. to NHC's unitholders at the rate of one share or one unit for each NHC unit outstanding on the record date of December 31, 1997. The limited partnership units of NHR/OP, L.P. were distributed to certain NHC unitholders in order to protect the REIT status of NHR. NHR/OP, L.P. is a Delaware limited partnership that is the operating entity of NHR and is 88% owned by NHR. NHR and NHR/OP, L.P. are collectively referred to herein as "NHR".

     The majority of NHR's revenue is derived from interest income on mortgage loans and from rent generated on leased properties.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements include the accounts of NHR and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

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

     Federal Income Taxes - NHR intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHR will not be subject to federal income tax provided it distributes at least 95% of its annual real estate investment trust taxable income to its stockholders and meets other requirements to continue to qualify as a real estate investment trust. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements.

     The primary difference between NHR's tax basis and the reported amounts of NHR's assets and liabilities is a higher tax basis than book basis (by approximately $8,443,000) in its real estate properties.

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

     Rental Income - Rental income is recognized by NHR based on the terms of NHR's leases.

     Mortgage Interest Income - Mortgage interest income is recognized by NHR based on the interest rates and principal amounts outstanding of the mortgage notes receivable.


NOTE 3.  RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

     Transfer of Assets - On December 31, 1997, NHR issued 8,237,423 shares of NHR common stock and 1,310,194 units of NHR/OP, L.P. to NHC in exchange for certain assets including mortgage notes receivable (book value of $94,439,000) and the real property of 16 long-term care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000). NHC simultaneously distributed the common stock of NHR and NHR/OP, L.P. units to the NHC unitholders.

     Leases - Concurrent with NHC's conveyance of the real property to NHR, NHR leased to NHC each of the 23 facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for the leases as operating leases.

     During the initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the 23 facilities. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Rental income from NHC was $13,570,000 during 1998.

     NHC has a right of first refusal with NHR to purchase any of the properties transferred from NHC should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     At December 31, 1998, the approximate future minimum base rent commitments to be received by NHR on non-cancelable operating leases with NHC are as follows:

                    1999                 $15,485,000
                    2000                  15,485,000
                    2001                  15,485,000
                    2002                  15,485,000
                    2003                  15,485,000
                    Thereafter            61,940,000

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

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 1998, NHR's compensation to NHC under the Advisory Agreement was $471,000.

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

NOTE 4.  REAL ESTATE PROPERTIES

     The following table summarizes NHR's real estate properties by type of facility and by state as of December 31, 1998:

                                                  Buildings,
                              Number              Improvements &
                              of                  Construction   Accumulated
Facility Type and State       Facilities  Land    In Progress    Depreciation
-------------------------     ----------  ----    -----------    ------------
(dollar amounts in thousands)
Long-Term Care Centers:
Florida                         6       $  5,775  $  40,445      $2,093
Missouri                        1            123      3,728         208
South Carolina                  7          6,145     36,323       2,056
Tennessee                       2            874     12,243         380
 Total Long-Term Care Centers  16         12,917     92,739       4,737

Assisted Living Facilities:
Alabama                         1            268      5,468         318
Florida                         3          3,414     19,244       1,015
Tennessee                       2            886     13,434         431
   Total Assisted Living
       Facilities               6          4,568     38,146       1,764

Retirement Centers:
Tennessee                       1          2,046     15,073          78
   Total Retirement Centers     1          2,046     15,073          78

     Total                     23       $ 19,531  $ 145,958      $6,579

NOTE 5.  MORTGAGE AND OTHER NOTES RECEIVABLE

     The following is a summary of the terms and amounts of mortgage notes receivable at December 31, 1998:
(Dollar amounts in thousands)

         Final      Number of                                          Principal
     Payment Date     Loans     Payment Terms                           Amount
     ------------   --------    -------------                          ---------
      2001             1        Monthly payments of $39,000,
                                which include interest at prime rate
                                plus 2%.                               $ 3,808

      2004             3        Monthly payments from $1,000 to $71,000,
                                which include interest at 10.25%.       53,003

      2005             5        Monthly payments from $11,000 to $35,000,
                                which include interest at 10.25%.        9,371

      2006             4        Monthly payments from $10,000 to $45,000,
                                which include interest at 10.25%.       10,563

      2015             1        Monthly payments of $42,000, which
                                include interest at prime rate plus 2%.  4,852

      2016             1         Monthly payments of $43,000, which
                                 include interest at prime rate plus 2%. 5,387

      1999-            7         Monthly payments from $5,000 to $35,000,
      2016                       which include interest ranging from 12%
                                 to prime plus 2%.                       6,115
                                                                        ------
                                                                       $93,099
                                                                        ======

     Approximately $73,494,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. FCC operates 16 licensed nursing centers that are managed by NHC. NHR is the primary lender to FCC. On October 30, 1998, NHC announced terms of its settlement of litigation with FCC. Under the terms of NHC's settlement with FCC, NHR may receive prepayments of up to $62,765,000 in notes receivable from FCC, and NHC is expected to assume the remaining $10,729,000. NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. Under the terms of the settlement, prepayment may be made at any time.

    In the opinion of management, NHR maintains adequate collateral, including first and second mortgages, certificates of need, personal guarantees and stock pledges on its mortgage notes receivable. Management continually monitors the status of its debtors and evaluates the recoverability of its mortgage and other notes receivable on an instrument by instrument basis.


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

    Interest and rent receivable - The carrying amount approximates the fair value because of the short term nature of these receivables.

    Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

    Long-term debt - The fair value of NHR's long-term debt is estimated based on the current rates offered to NHR and other real estate investment trusts for debt of the same remaining maturities.

    The estimated fair values of NHR's financial instruments are as follows:

December 31, 1998                              1998                    1997
                                    --------------------     --------------------
(In thousands)                      Carrying                 Carrying
                                    Amount    Fair Value      Amount   Fair Value
                                    --------  ----------     --------  ----------
Mortgage and other notes receivable $  93,099 $  93,099      $ 94,439  $ 94,439
Interest and rent receivable              367       367           ---       ---
Cash and cash equivalents               2,897     2,897         3,229     3,229
Long-term debt                       (103,628) (103,628)      (89,855)  (89,855)

NOTE 7. LONG-TERM DEBT

 Long-term debt consists of the following:

                               Weighted Average        Final          Principal Amount
(dollar amounts in thousands)  Interest Rate        Maturities       1998          1997
                               ----------------     ----------     --------       -------
Term  loan, interest only payable
   quarterly, effective March 21,
   2000, principal and interest        Variable,
   payable quarterly                     6.9%            2002      $ 90,500       $75,000

Senior secured notes, principal and interest
   payable semiannually                  8.4             2005         6,033         6,894

Senior secured notes, principal and interest
   payable semiannually                  8.3             2003         3,895         4,761

First mortgage revenue bonds, interest
   payable monthly, principal due       Variable,
   at maturity                           5.0             2011         3,200         3,200
                                                                    -------       -------
                                                                   $103,628      $ 89,855
                                                                    =======       =======

     On December 31, 1997, NHR used proceeds from the term loan to repay debt transferred from NHC in the approximate amount of $71,559,000.

     The aggregate principal maturities of all long-term debt for the five years subsequent to December 31, 1998 are as follows:

                    1999                $ 1,727,000
                    2000                  5,476,000
                    2001                  5,476,000
                    2002                 84,727,000
                    2003                  1,294,000

     Substantially all real estate property and certain mortgage and other notes receivable are pledged as collateral on the long-term debt.

     Certain loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. All such covenants have been met by NHR.

NOTE 8.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

     Certain of the real property transferred by NHC to NHR remains under development at December 31, 1998. NHC will complete the construction of these properties and, upon completion of the construction, NHR is committed to purchase the constructed assets from NHC. NHR's cash on hand, its operating and investing cash flows, and, as needed, its borrowing capacity are expected to be adequate to fund these commitments.

     At December 31,1998, NHR is obligated to issue at the election of the holders 20,000 shares of its common stock related to stock options (the NHC Options) originally issued by NHC and 46,954 shares of its common stock related to the conversion of certain 6% senior subordinated convertible notes (the NHC Notes) issued by NHC. The NHC Notes are the obligation of NHC and mature July 1, 2000. The NHC Options are exercisable and the NHC Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options and conversion of the NHC Notes. NHR will receive no proceeds from the exercise of the NHC Options and the conversion of the NHC Notes. NHR has reserved an additional 66,954 shares of common stock for the exercise of the NHC options and the conversion of the NHC Notes.

     At December 31, 1997, in order to protect the REIT status of NHR, certain NHC unitholders received limited partnership units of NHR/OP, L.P. rather than shares of common stock of NHR. As a result of certain unitholders' involuntary acceptance of NHR/OP, L.P. partnership units to benefit all other unitholders, NHR has indemnified those certain unitholders for any tax consequence resulting from any involuntary conversion of NHR/OP, L.P. partnership units into shares of NHR common stock. The indemnification expires at such time as the NHR/OP, L.P. unitholders are in a position to voluntarily convert their partnership units into NHR common stock on a tax free basis without violating applicable REIT requirements.


NOTE 9.  STOCK OPTION PLAN

     The Board of Directors of NHR has approved the 1997 Stock Option and Appreciation Rights Plan under which options to purchase shares of NHR's common stock are available for grant to consultants, advisors, directors and employees of NHR at a price no less than the market value of the stock on the date the option is granted.

     At December 31, 1998, NHR has granted options to directors to purchase 15,000 shares of NHR common stock at $18.88 per share. During the twelve months ended December 31, 1998, no options to purchase shares of NHR were exercised. NHR has reserved 485,000 shares of common stock for issuances under the NHR stock option plan.

     NHR has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS
123). As a result no compensation cost has been recognized for NHR's stock option plans. Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHI's pro forma earnings and earnings per share.

NOTE 10.  EARNINGS PER SHARE

     NHR has calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based on net income as reported in the consolidated statement of income and the weighted average number of common shares outstanding during the year.

     Diluted earnings per share assumes the conversion of the NHC Notes into NHR common stock and the exercise of the NHC Options into shares of NHR common stock using the treasury stock method. Because NHR will receive no proceeds from the conversion of the NHC Notes and the exercise of NHC Options, for purposes of calculating diluted earnings per share, there is no adjustment to net income as reported in the consolidated statement of income.


NOTE 11.  LIMITS ON COMMON STOCK OWNERSHIP

     NHR's Articles of Incorporation limit the percentage of ownership that any person may have in the outstanding common stock of NHR to 9.8% of the aggregate of the outstanding stock. This limit is necessary in order to reduce the possibility of NHR's failing to meet the stock ownership requirements for REIT qualification under the Internal Revenue Code of 1986, as amended.


NOTE 12.  DIVIDENDS

     Dividend payments by NHI to its common stockholders are characterized in the following manner for tax purposes in 1998:

Dividend       Taxable as                         Non-Taxable
Payment         Ordinary       Taxable as          Return of
  Date           Income        Capital Gains        Capital       Totals
April 15, 1998   $ .295         $    ---          $ .0375        $ .3325
July 15, 1998      .295              ---            .0375          .3325
October 15, 1998   .295              ---            .0375          .3325
January 11, 1999   .295              ---            .0375          .3325
                  -----          -------           ------         ------
                 $1.180         $    ---          $ .1500        $1.3300
                  =====          =======           ======         ======


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

                                             Current        Officer of
                                             Term as           NHC's
                                             Director       Predecessor
Name                          Age             Expires          Since
J. K. Twilla                  72               2001               ---
Robert G. Adams               52               2000              1985
Olin O. Williams              68               2000               ---
W. Andrew Adams               53               1999              1973
Ernest G. Burgess, III        58               1999              1975
Richard F. LaRoche, Jr.       53               ----              1974

     Each of the directors of NHR are currently directors of National HealthCare Corporation. Mr. W. Andrew Adams and Mr. LaRoche are directors of National Health Investors, Inc. Messrs. Adams and Mr. LaRoche are executive officers not only of NHR, but in similar capacities with NHC and NHI.

     Drs. Twilla and Williams have been physicians in private practice in Tennessee for more than 25 years each and are now retired. Dr. Williams is now serving on the Board of the Bank of Murfreesboro, headquartered in Murfreesboro, Tennessee.

     Mr. W. Andrew Adams is the President and a Director of the Company and has been the Chief Executive Officer of NHC since 1981, and on its Board since 1974. He currently serves on the Multi-facility Committee of the American Health Care Association. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trust of David Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc. and National HealthCare Corporation and serves on the Board of SunTrust Bank in Nashville, Tennessee.

     Mr. Robert Adams is Senior Vice President and a Director of the Company and also serves in those positions for NHC. He has a B.S. degree from Middle Tennessee State University. He is Chief Operating Officer for NHC. He is responsible for operations in Alabama, Indiana, Kentucky, Missouri, Tennessee, and parts of Florida, the Company's home infusion subsidiary, and all construction.

    Mr. Burgess (Director) is a retired Senior Vice President of NHC. He has an M.S. degree from the University of Tennessee.

     Mr. LaRoche is Senior Vice President and Secretary of the Company and has also served in those positions for NHC since 1974 and as General Counsel since 1971. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. His responsibilities include legal affairs, acquisitions and finance. Mr. LaRoche also serves as a Director, Vice President and Secretary of National Health Investors, Inc.



                            ITEM 11
                     EXECUTIVE COMPENSATION

     Outside directors receive $2,500 per meeting attended. All directors attended all three board meetings in 1998. In addition, outside directors receive an automatic stock option to each purchase 5,000 shares of NHR common stock at a purchase price equal to the closing price of the Shares on the date of NHR's annual meeting, presently scheduled for April 26, 1999.

     NHR's day to day operations are conducted by personnel provided by NHC. NHR has three executive officers, W. Andrew Adams as President, Robert G. Adams as Vice President and Richard F. LaRoche, Jr., as Vice President and Secretary, all of whom are also officers of NHC and NHI. These three executive officers may receive a bonus for their work for NHR, which is paid by NHC and credited against the advisory fee; however, no bonus as yet has been declared or paid to them for 1998.

     The following Table I sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officers of the Company:

                                          TABLE I
                               NATIONAL HEALTH REALTY, INC.
                                SUMMARY COMPENSATION TABLE
                                           1998

                                                          Long Term Compensation
                                             ----------------------------------------------
                    Annual Compensation<F1>                                Awards              Payouts
---------------------------------------------------------------- ----------------------------  ------------
     (a)            (b)   (c)       (d)           (e)               (f)            (g)            (h)            (I)
                                               Other annual      Restricted                                   All Other
Name and Principal       Salary    Bonus       Compensation      Stock Awards   Options/SARs   LTIP Payouts   Compensation
Position            Year ($)       ($)<F2>      ($)               ($)            (#)            ($)            ($)
------------------- ---- ------    ------       ------------     -------------  -------------  ------------   -------------
W. Andrew Adams     1998 $---        <F3>          $   ---           $   ---          ---      $   ---         $   ---
President & CEO     1997  ---      1,486,843           ---               ---          ---          ---             ---
                    1996  ---            ---           ---               ---          ---          ---             ---

Robert G. Adams     1998 $---        <F3>          $   ---               ---          ---          ---             ---
Senior VP           1997  ---       594,258            ---               ---          ---          ---             ---
                    1996  ---           ---            ---               ---          ---          ---             ---

Richard F.
  LaRoche, Jr.      1998  ---        <F3>              ---               ---          ---          ---             ---
Sr. VP & Secretary  1997  ---       796,355            ---               ---          ---          ---             ---
                    1996  ---           ---            ---               ---          ---          ---             ---

<F1>Compensation deferred at the election of an executive
has been included in column (d).
<F2>These officers also received compensation from National
Health Investors, Inc. and National HealthCare Corporation which are disclosed in those Company's Form 10-K or proxy statements.
<F3>No bonus has yet been declared or paid for 1998.

                                                   TABLE II
                                        NATIONAL HEALTH REALTY, INC.
                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             December 31, 1998
                                                                                  Potential Realizable Value at Assumed
                                                                                  Annual Rates of Unit Price Appreciation
                         Individual Grants                                        for Option Term <F2>
--------------------------------------------------------------------------------  --------------------------------------
     (a)                 (b)           (c)            (d)            (e)               (f)            (g)
                                   % of Total
                                   Options/SARs
                                   Granted to
                    Options/SARs   Employees in   Exer. or Base
Executive Officers  Granted(#)<F1> Fiscal Year    Price ($/sh)   Expiration Date       5%($)         10%($)
------------------  -------------  -------------  -------------  ---------------   -------------  -----------
W. Andrew Adams
President & CEO              -0-            -0-            -0-             -0-       -0-          -0-

Robert G. Adams
Sr. VP                       -0-            -0-            -0-             -0-       -0-          -0-

Richard F. LaRoche, Jr.
Sr. VP                       -0-            -0-            -0-             -0-       -0-          -0-

Directors
----------
J. K. Twilla               5,000                   $18.875       January 5, 2003     -0-          -0-
Olin O. Williams           5,000                   $18.875       January 5, 2003     -0-          -0-
Ernest G. Burgess, III     5,000                   $18.875       January 5, 2003     -0-          -0-

<F1> No options have been awarded to Executive Officers.
<F2> Based on remaining option term (if any) and annual compounding over
     December 31, 1998 average stock price of $11.44 per share.

                                                 TABLE III
                                        NATIONAL HEALTH REALTY, INC.
                            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                        AND FY-END OPTION/SAR VALUES
                                             December 31, 1998
                                                            Number of Unexercised    Value of Unexercised In-
                                                            Options/SARs at FY-End   the Money Options/SARs
                                                            (#)                      at FY-End ($)

                    Shares acquired on  Value Realized      Exercisable/             Exercisable/
Executive Officers  Exercise (#)        ($)<F1>             Unexercisable            Unexercisable
------------------  ------------------  ---------------     --------------      -------------
W. Andrew Adams
President & CEO               -0-            -0-                  -0-                 -0-

Robert G. Adams
Sr. VP                        -0-            -0-                  -0-                 -0-

Richard F. LaRoche, Jr.
Sr. VP                        -0-            -0-                  -0-                 -0-

Directors
---------
J. K. Twilla                  -0-            -0-                5,000                 -0-
Olin O. Williams              -0-            -0-                5,000                 -0-
Ernest G. Burgess, III        -0-            -0-                5,000                 -0-

<F1> Market value of underlying securities at exercise date, minus the exercise or base price.

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

     The NHR Stock Option Plan allows for options to purchase in the aggregate up to 500,000 shares of common stock to be granted by the NHR Board of Directors. The NHR Board of Directors may, in its discretion grant incentive stock options (ISO's), non-qualified stock options or stock appreciation rights (SAR's)

     In addition, the NHR Stock Option Plan provides that the non-employee directors will receive a non-qualified stock option to purchase 5,000 shares of common stock at a purchase price equal to the closing price of NHR Shares on the initial date of trading and will be automatically granted an option to purchase 5,000 shares of common stock annually on the date of NHR's annual meeting with an exercise price equal to the closing price on the date of such annual meeting. All such options shall have a term equal to the first to occur of the following: I) five years from the date of grant or ii) December 31, 2007.

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

     The only options which have been granted under the NHR Stock Option Plan to date are the automatic options to purchase 5,000 shares of common stock granted to non-employee directors on the first trading date in 1998, which was January 5, 1998 at $18.875.

                            ITEM 12
                 SECURITY OWNERSHIP OF CERTAIN
                BENEFICIAL OWNERS AND MANAGEMENT

Names and Addresses                 Number of NHR Shares          Percentage of
of Beneficial Owner                 Beneficially Owned<F1>        Total NHR Shares
W. Andrew Adams, President
801 Mooreland Lane
Murfreesboro, TN  37128                   1,067,064<F2>              11.3%

Dr. J. K. Twilla, Director
525 Golf Club Lane
Smithville, TN  37166                        78,392                   .83%

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN  37139                     108,645                   1.1%

Robert  G. Adams, Director & Sr. V.P.
2217 Tomahawk Trace
Murfreesboro, TN  37129                     440,592                   4.7%

Ernest G. Burgess, Director
2239 Shannon Drive
Murfreesboro, TN  37129                     184,320                   1.9%

Richard F. LaRoche, Jr., Sr. V.P. & Secretary
2103 Shannon Drive
Murfreesboro, TN  37130                     378,341                   4.00%

National Health Corporation
P. O. Box 1398
Murfreesboro, TN  37133                   1,238,924<F2>               13.1%

The Nicholas Fund, Inc.
and Albert O. Nicholas
700 North Water Street
Milwaukee, WI 53202                       1,176,342<F3>              12.4%

T. Rowe Price Assoc., Inc. and
T. Rowe Price Small-Cap V. Fund
P. O. Box 17218
Baltimore, MA 21297-7218                  1,169,563<F4>              12.4%

All Executive Officers and Directors
 of NHR                                   2,257,354                  23.9%

<F1>      Based on 9,447,693 shares outstanding at December 31, 1998.
<F2>      Included as shares beneficially owned are units of limited partnership interest in NHR/OP, L.P., the Company's operating subsidiary.
          Although these units cannot vote, they may be exchanged for shares of the Company's common stock. This exchange has income tax consequences to the holder, but not the Company.

<F3>      These securities are owned by an individual investor and by various mutual funds. For purposes of the reporting requirements of the Securities Exchange Act of 1934, The Nicholas Fund is deemed to be a beneficial owner of such securities; however, The Nicholas Fund expressly disclaims that it is, in fact, the beneficial owner of such securities.

<F4>      These securities are owned by various individual and institutional investors (T. Rowe Price Associates, Inc. owns 619,563 shares and T. Rower Price Small-Cap Value Fund, Inc. owns 550,000 shares) which T. Rower Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

                            ITEM 13
         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Assumed Liabilities

     NHR was transferred the Healthcare Facilities subject to Assumed Liabilities of approximately $86.4 million at December 31, 1997. NHR immediately repaid $71.6 million of the Assumed Liabilities with the proceeds of the NHR Credit Agreement in the amount of $75 million with the Bank of Tokyo/Mitsubishi as Agent. The balance of the Assumed Liabilities includes $11.6 million of secured liabilities at fixed rates of 8.4% and 8.3%, which are amortizing and will be paid in full by the end of the calendar year 2005 and $3.2 million of first mortgage revenue bonds at variable rates (5.0% at December 31, 1998) due in 2011.

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

     Compensation

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of (I) two percent (2%) of NHR's gross consolidated revenues calculated according to generally accepted accounting principles, or (ii) the actual expenses incurred by NHC as outlined in the Advisory Agreement. The actual amount paid in 1998 was $471,000.

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

          (2)  Financial Statement Schedules

          The Financial Statement Schedules and Report of Independent Public Accountants on Financial Statement Schedules are listed in Exhibit 13.

          (3)  Exhibits:

          Reference is made to the Exhibit Index of this Form 10-K
          Annual Report.

b)        Reports on Form 8-K: None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 11th day of March, 1999.

                                             NATIONAL HEALTH REALTY, INC.



                                             BY:/S/ Richard F. LaRoche, Jr.
                                                   Richard F. LaRoche, Jr.
                                                   Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

          Signature                Title                         Date


/s/ W. Andrew Adams           President & Director          March 11, 1999
W. Andrew Adams               Principal Executive Officer


/s/ Richard F. LaRoche, Jr.   Secretary and Director        March 11, 1999
Richard F. LaRoche, Jr.       Principal Financial Officer


/s/ J. K. Twilla              Director                      March 11, 1999
J. K. Twilla


/s/ Robert G. Adams           Director                      March 11, 1999
Robert G. Adams


/s/ Olin O. Williams          Director                      March 11, 1999
Olin O. Williams


/s/ Ernest G. Burgess, III    Director                      March 11, 1999
Ernest G. Burgess, III

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

          10.4 Loan Agreement dated as of April 21, 1995 by and between National HealthCare L.P. and First American National Bank (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement No. 333-37173 on Form S-4)

          10.5 Credit Agreement dated as of December 31, 1996 by and among National HealthCare L.P., The Banks, and SunTrust Bank, Nashville, N.A., as Agent (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement No. 333-37173 on Form S-4)

          10.6 Reimbursement and Letter of Credit Agreement dated as of June 1, 1989 among West Plains Manor, National HealthCare L.P. and The Bank of Tokyo, Ltd. New York Agency (incorporated by reference to Exhibit 10.6 to the Registrant's registration statement No. 333-37173 on Form S-4)

          10.7 Guaranty Agreement dated as of June 1, 1989 by and between National HealthCare L.P. and The Bank of Tokyo, Ltd., New York Agency Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement No. 333-37173 on Form S-4)

          13        Financial Statement Schedules

          21        Subsidiaries of the Registrant

          23        Consent of Independent Public Accountants

          27        Financial Data Schedule (for SEC purposes only)

                           EXHIBIT 13
                  NATIONAL HEALTH REALTY, INC.
             INDEX TO FINANCIAL STATEMENT SCHEDULES



Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedules

Schedule III   Real Estate and Accumulated Depreciation

Schedule IV    Mortgage Loans on Real Estate

     All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

     The 1998 consolidated balance sheet and consolidated statement of cash flows, together with the Report of Independent Public Accounts, listed in the above index are filed herewith.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Realty, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of National Health Realty, Inc. included in Item 8 of this Form 10-K, and have issued our report thereon dated January 13, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 13, 1999

                               NATIONAL HEALTH REALTY, INC.
                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1998
 Column A           Column B     Column C            Column D               Column E           Column F  Column G Column H
-----------         --------   --------------- ------------------- -------------------------   --------  -------- --------
                                                 Cost capitalized          Gross amount
                               Initial Cost       subsequent to           at which carried
                                to Company         acquisition           at close of period    Accum.
                    Encum-            Bldg. &  Improve-  Carrying          Buildings &         Depre-    Date of  Date
Description         brances    Land   Improve.  ments    Costs     Land  Improvements  Total   ciation   Const.   Acquired
-----------         -------    ----   -------- ---------  -------- ----  ------------  -----   -------   ------   --------
                                           (dollars in thousands)
Health Care Centers (6)
  Florida           $52,635    $5,775 $40,445  $   ---    $  ---   $ 5,775 $ 40,445     $ 46,220  2,093       N/A      12/31/97

Health Care Centers (1)
  Missouri            4,650       123   3,728      ---       ---       123    3,728        3,851    208       N/A      12/31/97

Health Care Centers (7)
  South Carolina     21,845     6,145  36,323      ---       ---     6,145   36,323       42,468  2,056       N/A      12/31/97

Health Care Centers (2)
  Tennessee             ---       874  12,243      ---       ---       874   12,243       13,117    380       N/A      12/31/97

Assisted Living Facilities(1)
  Alabama               501       268   5,468      ---       ---       268    5,468        5,736    318       N/A      12/31/97

Assisted Living Facilities(3)
  Florida             4,575     3,414  19,244      ---       ---     3,414   19,244       22,658  1,015       N/A      12/31/97

Assisted Living Facilities(2)
  Tennessee             478       886  13,434      ---       ---       886   13,434       14,320    431       N/A      12/31/97

Retirement Centers (1)
  Tennessee             ---     2,046  15,073      ---       ---     2,046   15,073       17,119     78       N/A      12/31/97

                    $84,684   $19,531$145,958  $   ---    $  ---   $19,531 $145,958     $165,489$ 6,579

(A)    See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(B) The aggregate cost for federal income tax purposes is approximately $170,022,000.

(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

                                        NATIONAL HEALTH REALTY, INC.
                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    FOR THE YEAR ENDED DECEMBER 31, 1998

                                        12/31/98                 12/31/97
                                                 (in thousands)
Investment in Real Estate:
  Balance at beginning of period        $144,615                 $    ---
  Transfers from National
     HealthCare Corporation                  ---                  144,615
  Additions through cash expenditures     20,874                      ---
  Improvements                               ---                                        ---
  Balance at end of year                $165,489                 $144,615


Accumulated Depreciation:
  Balance at beginning of period        $    ---                 $    ---
  Addition charged to costs and expenses     ---                    6,579
  Balance at end of year                $    ---                 $  6,579
















                                        NATIONAL HEALTH REALTY, INC.
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                    FOR THE YEAR ENDED DECEMBER 31, 1998
       Column A            Column B  Column C     Column D     Column E     Column F       Column G         Column H
---------------            --------  --------     --------     --------     --------       --------         --------
                                                                                                            Principal Amount
                                                                                                            of Loans Subject
                                     Final        Monthly                   Original                        to Delinquent
                           Interest  Maturity     Payment         Prior     Face Amount    Carrying Amount  Principal or
Description                Rate      Date         Terms           Liens     Of Mortgages   of Mortgages     Interest
-----------                --------  --------     -------         -----     ------------   ---------------  ----------------
                                           (dollars in thousands)
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Clearwater, Jacksonville
Lake City, Largo, Pinellas,
Sun City and Tampa                   October, 2004-
     Florida<FA><FB>     10.25%      March, 2006   $ 454          None      $ 42,998       $ 42,450         None

Ocoee and Sarasota,
     Florida             Prime rate  Sept., 2014-     98          None        11,575         11,562         None
                         plus 2%     Sept., 2016

Palatka, Florida<FC>     Prime rate  Sept., 2001      39          None         3,807          3,807         None
                         plus 2%

First Mortgage Revenue Bonds:
Castleton Bonds          10%         May, 2013        19          None         1,819          1,755         None

Second Mortgages:
Gainesville, Ocala, Orlando,
N. Miami Beach, Pensacola,
Port St. Lucie, Vero Beach,
W. Palm Beach and Winter Haven,
     Florida<FA><FD>     10.25%      Oct., 2004-     324          None        31,760         31,044         None
                                     Sept., 2006

Brownsburg, Indianapolis,
Ladoga and Plainfield,
     Indiana<FE>         11%         Feb., 1999       35          None         2,618          2,481         None
                                                                              ------
                                                                             $93,099

<FA> Approximately $73,494,000 mortgage and other notes receivable are due from a single debtor that operates 16 licensed nursing centers in Florida.
<FB> Balloon payments of approximately $34,409,000 due at maturity.
<FC> The mortgage will be amortized over 20 years.
<FD> Balloon payments of approximately $25,065,000 due at maturity.
<FE> Balloon payment of approximately $2,457,000 due at maturity.

<F1> See Note 5 of Notes to Consolidated Financial Statements.
<F2> For tax purposes, the cost of investments is the carrying amount.

                                        NATIONAL HEALTH REALTY, INC.
                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                    FOR THE YEAR ENDED DECEMBER 31, 1998






                                            12/31/98        12/31/97
                                                  (in thousands)
Reconciliation of mortgage loans:
  Balance at beginning of period             $94,439        $    ---
  Additions:
     New mortgage loans                          ---             ---
     Transfers from National
         HealthCare Corporation                  ---          94,439

  Deductions during period:
     Collection of principal                   1,340             ---

  Balance at end of period                   $93,099        $ 94,439

                                EXHIBIT 21
                       NATIONAL HEALTH REALTY, INC.
                SUBSIDIARY OF NATIONAL HEALTH REALTY, INC.



     Subsidiary                    State of Organization

     NHR/OP, L.P.                  Delaware

     NHR/Delaware, Inc.            Delaware

                           EXHIBIT 23

           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 333-61699.


ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 11, 1999