Form 10-Q
period 1999-03-31
NATIONAL HEALTH REALTY INC
filed 1999-05-14
CIK 1047334

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


              Quarterly Report Under Section 13 of 15(d)
                of the Securities Exchange Act of 1934



For quarter ended  March 31, 1999           Commission file number 333-37173



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

                    Yes   x   No






9,588,823 shares of common stock were outstanding as of April 30, 1999.

                    PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share amounts)
                                                  March 31   Dec. 31
                                                    1999       1998
ASSETS                                           (unaudited)
   Real estate properties:
     Land                                         $ 19,531     $ 19,531
     Buildings and improvements                    144,769      144,769
     Construction in progress                        1,189        1,189
                                                   165,489      165,489
     Less accumulated depreciation                  (8,343)      (6,579)
        Real estate properties, net                157,146      158,910

   Mortgage and other notes receivable              92,459       93,099
   Interest and rent receivable                        336          367
   Cash and cash equivalents                         4,351        2,897
   Deferred costs and other assets                     161          171
     Total Assets                                 $254,453     $255,444

LIABILITIES
   Long-term debt                                 $103,628     $103,628
   Minority interest in consolidated
     subsidiaries                                   16,574       20,351
   Accounts payable and other accrued expenses         105          110
   Accrued interest                                    308          325
   Dividends payable                                 3,188        3,141
   Distributions payable to partners                   404          436
     Total Liabilities                             124,207      127,991

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
     $.01 par value; 5,000,000 shares
     authorized; none issued and
     outstanding                                       ---          ---
   Common stock, $.01 par value:
     75,000,000 shares authorized;
     9,588,823 and 9,477,693 shares,
     respectively, issued and outstanding               96           94
   Capital in excess of par value of common stock  135,270      131,604
   Cumulative net income                            10,580        8,267
   Cumulative dividends                            (15,700)     (12,512)
     Total Stockholders' Equity                    130,246      127,453
     Total Liabilities and Stockholders' Equity   $254,453     $255,444

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 1998 is derived from the audited financial statements at that date.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

       INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                 1999               1998
                                                    (in thousands,
                                                  except share amounts)
REVENUES:
  Rental income                              $    3,871          $    3,104
  Mortgage interest income                        2,348               2,416
  Investment interest and other income               30                  63
                                                  6,249               5,583

EXPENSES:
  Interest                                        1,706               1,617
  Depreciation of real estate                     1,764               1,574
  Amortization of loan and organi-
    zation costs                                     10                  10
  General and administrative                        163                 157
                                                  3,643               3,358

INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES                    2,606               2,225

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                                   293                 278

NET INCOME                                   $    2,313          $    1,947

NET INCOME PER COMMON SHARE:
  Basic                                      $      .24          $      .22
  Diluted                                    $      .24          $      .20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                       9,512,885           8,721,796
  Diluted                                     9,543,225           9,511,882
Common dividends per share
  declared                                   $    .3325          $    .3325


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                              Three Months Ended
                                                                    March 31,
                                                             1999             1998
                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 2,313        $  1,947
   Depreciation of real estate                                1,764           1,574
   Amortization of loan and organization costs                   10              10
   Minority interests in consolidated subsidiaries              293             279
   (Increase) decrease in interest & rent receivable             31            (427)
   Increase in other assets                                     ---               1
   Increase (decrease)in accounts payable and
     accrued liabilities                                        (22)            157
        NET CASH PROVIDED BY OPERATING ACTIVITIES             4,389           3,541

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in mortgage notes receivable - net       640              (6)
        NET CASH USED IN INVESTING ACTIVITIES                   640              (6)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid to stockholders                            (3,141)            ---
   Distribution paid to partners                               (434)            ---
        NET CASH PROVIDED BY FINANCING ACTIVITIES            (3,575)            ---

INCREASE IN CASH AND CASH EQUIVALENTS                         1,454           3,535
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,897           3,229
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 4,351        $  6,764

Supplemental Information:
   Cash payments for interest expense                       $ 1,724        $  1,539

During the three months ended
   March 31, 1999 and March 31, 1998,
   $710,000 and $16,948,000, respectively,
   of Senior Subordinated Convertible
   Notes were converted into 46,690 shares and
   1,114,519 shares of NHC common stock.  NHR is
   obligated to issue NHR common stock upon the
   conversion of the Notes:
     Common stock                                          $     1         $     12
     Capital in excess of par                              $(2,379)        $    (12)
     Minority interest in consolidated subsidiaries        $ 2,378         $    ---

During the three months ended March 31, 1999,
   94,440 units of NHR/OP, L.P. units were
   exchanged for 94,440 shares of NHR common
   stock
     Common stock                                          $     1         $    ---
     Capital in excess of par                              $(1,287)        $    ---
     Minority interest in consolidated subsidiaries        $ 1,286         $    ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                      INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE NINE MONTHS ENDED March 31, 1999
                                           (dollars in thousands)

                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/98          -- $     --   9,447,693   $ 94   $131,604    $  8,267  $ (12,512)    $127,453
Net income                   --       --          --     --         --       2,313         --        2,313
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --      46,690      1       2,379         --         --        2,380
Shares issued in exchange
 for NHR/OP, L.P. Units      --       --      94,440      1       1,287         --         --        1,288
Dividends to common
  shareholders ($.3325
  per share)                 --       --          --     --          --         --     (3,188)      (3,188)

BALANCE AT 3/31/99           -- $     --   9,588,823   $ 96    $135,270   $ 10,580  $ (15,700)    $130,246

BALANCE AT 12/31/97          -- $     --   8,237,423   $ 82    $131,616   $     --  $      --     $131,698
Net income                   --       --          --     --         --       1,947         --        1,947
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --   1,114,519     12        (16)         --         --           (4)
Dividends to common
  shareholders ($.3325
  per share)                 --       --          --     --         --          --     (3,100)      (3,110)

BALANCE AT 3/31/98           -- $     --   9,351,942   $ 94   $131,600    $  1,947  $  (3,100)    $130,531


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or the "Company") and its majority owned subsidiaries. NHR assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1998, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


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

                                          Three Months Ended Three Months Ended
                                             March 31, 1999  March 31, 1998
BASIC:
Weighted average common shares                  9,512,885       8,721,796
Net income available to common shareholders   $ 2,313,000     $ 1,947,000

Net income per common share                   $       .24     $       .22

DILUTED:
Weighted average common shares                  9,512,885       8,721,796
Stock options                                      15,000          15,000
Shares issuable upon conversion of NHC
 subordinated convertible notes                    15,339         775,086
Average common shares outstanding               9,543,224       9,511,882

Net income available to common shareholders   $ 2,313,000     $ 1,947,000

Net income per common share                   $       .24     $       .20

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 1999
                           (Unaudited)


NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

  At March 31, 1999, NHR is obligated to issue at the election of the holders 15,000 shares of its common stock related to stock options originally issued by National HealthCare Corporation ("NHC") and 263 shares of its common stock related to the conversion of certain 6% subordinated convertible notes (the Notes) issued by NHC. The Notes are the obligation of NHC and mature July 1, 2000. The stock options are exercisable and the Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the stock options and conversion of the Notes. NHR will receive no proceeds from the exercise of the stock options and the conversion of the Notes. NHR has reserved an additional 15,263 shares of common stock for the exercise of the stock options and the conversion of the Notes.


NOTE 4. MORTGAGE PREPAYMENT CONTINGENCY:

  On October 30, 1998, NHC, NHR's investment advisor and primary lessee, announced terms of its settlement of litigation with Florida Convalescent Centers, Inc. of Sarasota, Florida (FCC).

  FCC is NHR's primary mortgagee. Under the terms of NHC's settlement with FCC, NHR may receive prepayment of up to approximately $71 million in notes receivable. NHR will make every effort to reinvest any amounts prepaid. However, if NHR were to use the cash received to pay down existing debt, it would result in a reduction of cash flow which could cause the cash dividend paid by NHR to remain flat for the near future. Under the terms of the settlement, prepayment may be made at any time and is currently expected to occur by August 1, 1999.



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

  National Health Realty, Inc. (NHR) is a real estate investment trust that began operations on January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 23 health care facilities including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities), plus 51 first and second mortgage secured promissory notes with an initial principal balance of $94.4 million (the Notes) from its then sole owner National HealthCare L.P. NHR then leased (the Leases) the Healthcare Facilities to National HealthCare Corporation (NHC) a successor by merger to National HealthCare L.P. NHR also assumed certain debt, initially in the amount of $86.4 million. The Leases covering the Healthcare Facilities are "triple net" leases.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)


Competitive Restrictions

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


Capital Resources and Liquidity

  The assets of NHR as of March 31, 1999 include mortgage and other notes receivable (book value of $92,459,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $157,146,000). Long-term debt of $103,628,000 includes a term loan with a principal amount of $90,500,000 which matures in 2002.

Sources and Uses of Funds

  Approximately $73,044,000 of the mortgage and other notes reeivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. FCC operates 16 licensed nursing centers that are managed by NHC. NHR is the primary lender to FCC. On October 30, 1998, NHC announced terms of its settlement of litigation with FCC. Under the terms of NHC's settlement with FCC, NHR may receive prepayments without penalty of up to $62,385,000 from FCC and an additional $10,659,000 from NHC in notes receivable. NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. This could result in dividends per share remaining constant. However, no dividend reductions are expected in the near future. Under the terms of the settlement, prepayments may be made at any time.

  FCC may also elect to terminate its management contract with NHC prior to repaying its notes owed to NHR. In this event, NHR's assets will no longer be solely managed by NHC.

  NHR's leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 1999 in the amount of $4.4 million compared to $3.5 million in the prior period.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)


  Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital charges. The funds from operating activities were used along with $0.6 million from collections of mortgage notes receivable to pay dividends to stockholders of $3.1 million and to pay cash distributions to partners of $0.4 million.

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

Commitments

  NHR intends to pay quarterly distributions to its stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 95% of NHR's taxable income be distributed annually. The primary source for distributions will be rental and interest income NHR earns on the real property and mortgage notes receivable transferred to it by NHC. It is estimated that cash distributions in the amount of $1.33 per share will be declared for payment for 1999.

  Certain of the real properties transferred by NHC to NHR were under construction at March 31, 1999. NHR anticipates that NHC will complete the construction of these properties and, upon completion of the construction, NHR will purchase the additional constructed assets from NHC. NHR's cash on hand, its operating and investing cash flows, and, as necessary, its borrowing capacity are expected to be adequate to fund the purchase of the constructed assets.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)


Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

  Net income for the three months ended March 31, 1999 is $2,313,000 versus $1,947,000 for the same period in 1998, an increase of 18.8%. Diluted earnings per common share increased 4 cents or 20.0% to 24 cents in the 1999 period from 20 cents in the 1998 period.

  Total revenues for the three months ended March 31, 1999 increased
$666,000 or 11.9% to $6,249,000 from $5,583,000 for the three months ended
March 31, 1998. Revenues from rental income increased $767,000 or 24.7% when compared to the same period in 1998. Revenues from mortgage interest decreased $65,000 or 0.9% in 1999 as compared to the same period in 1998.

  The increase in rental income is due to additions to and acquisitions of property and equipment of $20,874,000 during the last fifteen months.

  The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments.

  Total expenses for the 1999 three month period increased $285,000 or $8.5% to $3,643,000 from $3,358,000 for the 1998 three month period. Interest expense increased $89,000 or 5.5% in the 1999 three month period as compared to the 1998 period. Depreciation of real estate increased $190,000 or 12.1%. General and administrative costs increased 38%.

  Interest expense increased due to increased debt of $13,773,000 compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions.

  The rental income revenues are believed by management to be secure.
However, all of the rental income is from NHC, NHR's sole lessee. Approximately 60% of NHC's revenues are from participation in the Medicare and Medicaid programs. During 1997, the federal government enacted the Balanced Budget Act of 1997 (BBA) which contains numerous Medicare and Medicaid cost-saving measures. As part of these cost saving measures, the BBA requires that nursing homes transition to a prospective payment system over a three year transition period. The BBA also contains certain measures which have or will lead to reductions in Medicare payments for home health agency services and therapy services. Furthermore, NHC has stated in its financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act. NHC is unable to predict the ultimate effect the enactment of the BBA or the pending lawsuit will have on NHC's ability to make its lease payments to NHR.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)

  Excluding the possibility of mortgage prepayments as previously discussed, mortgage interest income revenues are also believed by management to be secure. However, the mortgages are with five different owners and are secured with the property of 23 long-term health care centers located in two states, all of which are currently managed by NHC. The revenues of the 23 health care centers are subject to the cost-saving measures of the BBA. NHR is unable to predict the ultimate effect the enactment of the BBA will have on the ability of the 23 health care centers to make their debt service payments to NHR.

Impact of Inflation--

  Inflation may affect NHR in the future by changing the underlying value of NHR's real estate or by impacting NHR's cost of financing its operations.

  Revenues of NHR are primarily from long-term investments. NHR's leases with NHC require increases in rent income based on increases in the revenues of the leased facilities.


Year 2000 Compliance

  The Year 2000 issue generally relates to computer programs that were written using two digits rather than four to define the applicable year. In those programs, the year 2000 may be incorrectly identified as the year 1900, which can result in a system failure or miscalculations causing a disruption of operations, including a temporary inability to process transactions, prepare financial statements or engage in other normal business activities. The following discussion identifies the actions taken by NHR to assess and address its Year 2000 issues.

State of Readiness--

  NHR has developed a plan to address its Year 2000 issues, and is utilizing its internal resources to assess, remediate and test its systems.
As a result of its advisory agreement with NHC, NHR is completely reliant upon NHC for its information technology systems and embedded technology. NHC is also NHR's sole lessee. NHC is currently performing an evaluation of its information technology and embedded technology that are utilized in the operations of NHR. The Year 2000 readiness plan developed by NHR and NHR includes an inventory and review of all core application systems, networks, desktop systems, infrastructure and critical supply chains. NHR's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following four categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) third party mortgagees and lessees, and (4) other third party vendors that provide such services a telecommunications and electrical power.

  For each of the above categories, NHR, through its advisor (NHC), will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. The assessment

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)


phase has been completed for category 1. The remediation phase is underway and modifications of non-compliant application programs have begun. NHR has historically developed the majority of its application programs internally.
All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them, if necessary, in order to make them Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have also been assessed, repaired as necessary and tested and are now Year 2000 compliant.
It is expected that the remediation and testing phases related to category 1 will be completed by October 1,1999.

  NHR is currently in the assessment phase for categories 2, 3 and 4. For personal computer software vendors, NHR is aware of the packages that will not be Year 2000 compliant and is currently in the process of assessing the types of packages utilized by each personal computer. This assessment is expected to be completed by October 1, 1999 with remediation and testing to be completed by December 31, 1999. NHR has also requested all mortgagees, lessees and other third party vendors (financial institutions, electrical providers, etc.) to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. For those vendors and third parties that have not yet responded, NHR is in the process of sending out additional requests. Although most third party vendors have indicated that they are currently Year 2000 compliant or expect to be compliant prior to January 1, 2000, there can be no assurance that such third parties will achieve Year 2000 compliance by January 1, 2000.

  NHR's sole lessee, NHC, is currently in the process of evaluating its Year 2000 issues. NHC has formed an internal task force and is utilizing its internal resources to assess, remediate and test its systems. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on embedded technology (microchips) or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's healthcare centers such as financial institutions, electrical providers, and food services suppliers. NHC has completed the assessment phase related to its mainframe computer operations and related networks. Although the majority of NHC's information technology applications are already Year 2000 compliant, NHC is currently modifying or replacing applications and hardware necessary. NHC is expected to complete the remediation and testing of any non-compliant applications and hardware by October 1, 1999. NHC is currently in the assessment phase of its plan for personal computer applications and hardware, internal equipment utilizing embedded technology, third party payors and other third party vendors. NHC is expected to complete the assessment phase for its personal computer applications and hardware and for its internal equipment by October 1, 1999 and to complete remediation and testing by December 31, 1999. It is expected that the assessments of third party payors and third party vendors will be an ongoing process that will continue through December 31, 1999.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)


  NHR's mortgagees and NHC participate in the Medicare and Medicaid programs. NHC and the mortgagees are reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it would be Year 2000 compliant by December 31, 1998. HCFA announced that it required all fiscal intermediaries to be Year 2000 compliant by December 31, 1998 and that it expected state Medicaid agencies to be Year 2000 compliant by March 31, 1999. While HCFA has made no public announcement as to whether the fiscal intermediaries and state Medicaid agencies have met this schedule, recent reports by the General Accounting Office report that the various states may not currently be in compliance.
With respect to itself, HCFA recently issued a Provider Correspondence Letter dated January 12, 1999 indicating that they have not met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims.

  NHC and the mortgagees have little or no control over the Year 2000 compliance of governmental payors and fiscal intermediaries and it is expected that this assessment phase will be an ongoing process throughout 1999. NHR will continue to request and seek information through all sources available related to the Year 2000 readiness of NHC, the mortgagees, governmental payors and fiscal intermediaries.

Year 2000 Costs--

  As a result of its advisory agreement with NHC, costs related to NHR's
Year 2000 readiness plan have not been material and are not expected to be material in future periods. No additional advisory fees have been charged to NHR related to the assessment, remediation or testing of NHR's Year 2000 compliance.

Year 2000 Risks--

  The failure of NHR or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of March 31, 1999, management's estimate of NHR's most reasonably likely worst case scenario includes: (i) delayed collection of rent mortgage principal payments and interest payments, (ii) the disruption of capital flows from banks or other lenders resulting in liquidity stress, and
(iii) the disruption of important services upon which NHR depends, such as telecommunications and electrical power. Each of these events could have a material adverse impact on NHR's business, results of operations and financial condition.

Contingency Plans--

  Contingency plans for NHR's Year 2000 issues continue to be developed and include, but are not limited to, the identification of alternate suppliers, alternate technologies and alternate manual systems and processes. NHR's contingency plans are expected to be completed by October 1, 1999.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)


  NHR's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The costs of NHR's Year 2000 compliance plan and the date on which NHR expects to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party remediation plans and other factors. NHR can given no assurance that these estimates will be achieved, and actual results could differ materially from NHR's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal assessment, remediation and testing and the timeliness and effectiveness of remediation efforts of third parties. In addition, NHR's analysis of its Year 2000 issues is based in part on information from third parties. There can be no assurance that such information is accurate or complete.


Item 3.     Quantitative and Qualitative Information About Market Risk

INTEREST RATE RISK

  The Company's cash and cash equivalent consist of highly liquid investments with a maturity of less than three months. All of the Company's mortgage and other notes receivable bear interest at fixed interest rates. As a result of the short-term nature of the Company's cash instruments and because the interest rates on the Company's investments in notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would also have an immaterial impact on the fair values of these instruments.

  As of March 31, 1999, $93,700,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of approximately $660,000 and likewise, a reduction in interest rates would result in interest expense declining by approximately $660,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

  The remaining $9,928,000 of the Company's long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

  The Company currently does not use any derivative instruments to hedge its interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)


                   PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  None


Item 2.     Changes in Securities.  Not applicable


Item 3.     Defaults Upon Senior Securities.  None


Item 4.     Submission of Matters to a Vote of Security Holders.

(a)    The annual meeting of the shareholders was held on April 26, 1999.

(b)    Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Ernest G. Burgess, III and W. Andrew Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Robert G. Adams, Mr. Richard F. LaRoche, Jr., Dr. J. K. Twilla and Dr. Olin O. Williams.

                           Voting For    Withholding        Percent For
                                         Authority
Ernest G. Burgess, III     7,546,812       52,203           99.3%
W. Andrew Adams            7,544,602       54,413           99.3%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 1999.

  Voting For          Voting Against      Abstaining          Percent For
  7,577,289               7,589             14,137              99.7%


Item 5.     Other Information.  None


Item 6.     Exhibits and Reports on Form 8-K.

       (a) List of exhibits - Exhibit 27 - Financial Data Schedule (for SEC purposes only)
       (b)  Reports on Form 8-K - none required

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 1999
                           (Unaudited)



                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL HEALTH REALTY, INC.
                                        (Registrant)



Date   May 15, 1999             /s/ Richard F. LaRoche, Jr.
                                Richard F. LaRoche, Jr.
                                Secretary



Date   May 15, 1999             /s/ Donald K. Daniel
                                Donald K. Daniel
                                Principal Accounting Officer