Form 10-Q
period 1999-06-30
NATIONAL HEALTH REALTY INC
filed 1999-08-16
CIK 1047334

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934



For quarter ended    June 30, 1999           Commission file number 333-37173



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

                    Yes   x   No






9,588,823 shares of common stock were outstanding as of July 31, 1999.

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)
                                                        June 30     Dec. 31
                                                         1999         1998
                                                      (unaudited)
ASSETS
   Real estate properties:
       Land                                              $ 19,531   $ 19,531
       Buildings and improvements                         144,769    144,769
       Construction in progress                             1,189      1,189
                                                          165,489    165,489
       Less accumulated depreciation                      (10,107)    (6,579)
          Real estate properties, net                     155,382    158,910

   Mortgage and other notes receivable                     95,874     93,099
   Interest and rent receivable                               666        367
   Cash and cash equivalents                                  203      2,897
   Deferred costs and other assets                            463        171
     Total Assets                                        $252,588   $255,444

LIABILITIES
   Long-term debt                                        $102,764   $103,628
   Minority interest in consolidated subsidiaries          16,466     20,351
   Accounts payable and other accrued expenses                263        110
   Accrued interest                                           112        325
   Dividends payable                                        3,188      3,141
   Distributions payable to partners                          404        436
     Total Liabilities                                    123,197    127,991

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
     $.01 par value; 5,000,000 shares
     authorized; none issued and
     outstanding                                              ---       ---
   Common stock, $.01 par value:
     75,000,000 shares authorized;
     9,588,823 and 9,477,693 shares,
     respectively, issued and outstanding                      96         94
   Capital in excess of par value of common stock         135,270    131,604
   Cumulative net income                                   12,913      8,267
   Cumulative dividends                                   (18,888)   (12,512)
     Total Stockholders' Equity                           129,391    127,453
     Total Liabilities and Stockholders' Equity          $252,588   $255,444

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 1998 is derived from the audited financial statements at that date.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                            1999          1998           1999           1998
                                                  (in thousands, except share amounts)
REVENUES:
  Rental income                         $    3,872     $    3,105     $    7,743     $    6,209
  Mortgage interest income                   2,366          2,448          4,714          4,864
  Investment interest and other income         126             61            156            124
                                             6,364          5,614         12,613         11,197

EXPENSES:
  Interest                                   1,669          1,591          3,375          3,208
  Depreciation of real estate                1,764          1,563          3,528          3,137
  Amortization of loan and organi-
    zation costs                                10             10             20             20
  General and administrative                   292            123            455            280
                                             3,735          3,287          7,378          6,645

INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES               2,629          2,327          5,235          4,552

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                              296            285            589            563

NET INCOME                              $    2,333     $    2,042     $    4,646     $    3,989

NET INCOME PER COMMON SHARE:
  Basic                                 $      .24     $      .22     $      .48     $      .44
  Diluted                               $      .24     $      .21     $      .48     $      .42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                  9,588,823      9,381,302      9,557,155      9,053,219
  Diluted                                9,604,086      9,516,497      9,579,956      9,518,360
Common dividends per share
  declared                              $    .3325     $    .3325     $    .6650     $    .6650


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                               Six Months Ended
                                                                   June 30,
                                                              1999           1998
                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 4,646        $  3,989
   Depreciation of real estate                                3,528           3,137
   Amortization of loan and organization costs                   20              20
   Minority interests in consolidated subsidiaries              589             563
   Increase in interest & rent receivable                      (299)           (346)
   Increase in other assets                                    (312)             (9)
   Increase (decrease)in accounts payable and
     accrued liabilities                                        (60)            311
        NET CASH PROVIDED BY OPERATING ACTIVITIES             8,112           7,665

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in mortgage notes receivable - net    (2,775)            288
        NET CASH USED IN INVESTING ACTIVITIES                (2,775)            288

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on debt                                            (864)           (867)
   Dividends paid to stockholders                            (6,329)         (3,110)
   Distribution paid to partners                               (838)            (435)
        NET CASH PROVIDED BY FINANCING ACTIVITIES            (8,031)         (4,412)

INCREASE IN CASH AND CASH EQUIVALENTS                        (2,694)          3,541
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,897           3,229
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   203        $  6,770

Supplemental Information:
   Cash payments for interest expense                       $ 3,588        $  2,936

During the six months ended
   June 30, 1999 and June 30, 1998,
   $710,000 and $17,438,000, respectively,
   of Senior Subordinated Convertible
   Notes were converted into 46,690 shares and
   1,146,742 shares of NHC common stock.  NHR is
   obligated to issue NHR common stock upon the
   conversion of the Notes:
          Common stock                                      $    (1)       $     12
          Capital in excess of par                          $(2,379)       $    (12)
          Minority interest in consolidated subsidiaries    $ 2,380        $    ---

During the six months ended June 30, 1999,
   94,440 units of NHR/OP, L.P. units were
   exchanged for 94,440 shares of NHR common
   stock
          Common stock                                      $    (1)       $    ---
          Capital in excess of par                          $(1,287)       $    ---
          Minority interest in consolidated subsidiaries    $ 1,288        $    ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                      NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (dollars in thousands)

                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity

BALANCE AT 12/31/98          -- $     --   9,447,693   $ 94   $131,604    $  8,267  $ (12,512)    $127,453
Net income                   --       --          --     --         --       4,646         --        4,646
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --      46,690      1       2,379         --         --        2,380
Shares issued in exchange
 for NHR/OP, L.P. Units      --       --      94,440      1       1,287         --         --        1,288
Dividends to common
  shareholders ($.6650
  per share)                 --       --          --     --         --          --     (6,376)      (6,376)

BALANCE AT 6/30/99           -- $     --   9,588,823   $ 96   $135,270    $ 12,913  $ (18,888)    $129,391

BALANCE AT 12/31/97          -- $     --   8,237,423   $ 82   $131,616    $     --  $      --     $131,698
Net income                   --       --          --     --         --       3,989         --        3,989
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --   1,145,508     12        (16)         --         --           (4)
Dividends to common
  shareholders ($.6650
  per share)                 --       --          --     --         --          --     (6,230)      (6,230)

BALANCE AT 6/30/98           -- $     --   9,382,931   $ 94   $131,600    $  3,989  $  (6,230)    $129,453


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)



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

     Diluted earnings per share assumes the conversion of convertible subordinated debentures and the exercise of stock options using the treasury stock method.

    The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

                   NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

            NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   June 30, 1999
                                    (Unaudited)

                           Three Months Ended                  Six Months Ended
                               June 30                          June 30, 1999
                         1999          1998               1999                1998
BASIC:
Weighted average
  common shares        9,588,823     9,381,302          9,557,155           9,053,219
Net income avail-
  able to common
  shareholders       $ 2,333,000   $ 2,042,000         $4,646,000          $3,989,000

Net income per
  common share       $       .24   $       .22         $      .48          $      .44

DILUTED:
Weighted average
  common shares        9,588,823     9,381,302          9,557,155           9,053,219
Stock options             15,000        15,000             15,000              15,000
Shares issuable
  upon conversion
  of NHC subordi-
  nated convertible
  notes                      263       120,195              7,801             450,141
Average common
  shares out-
  standing             9,604,086     9,516,497          9,579,956           9,518,360

Net income avail-
  able to common
  shareholders       $ 2,333,000   $ 2,042,000         $4,646,000          $3,989,000

Net income per
  common share       $       .24   $       .21         $      .48          $      .42


NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

  As of June 30, 1999, NHR is obligated to issue at the election of the option and note holders 15,000 shares of its common stock related to stock options originally issued by National HealthCare Corporation ("NHC") and 263 shares of its common stock related to the conversion of certain 6% subordinated convertible notes (the Notes) issued by NHC. The Notes are the obligation of NHC and mature July 1, 2000. The stock options are exercisable and the Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the stock options and conversion of the Notes. NHR will receive no proceeds from the exercise of the stock options and the conversion of the Notes. NHR has reserved an additional 15,263 shares of common stock for the exercise of the stock options and the conversion of the Notes.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 1999
                           (Unaudited)


NOTE 4. MORTGAGE PREPAYMENT CONTINGENCY:

  On October 30, 1998, NHC, NHR's investment advisor and primary lessee, announced terms of its settlement of litigation with Florida Convalescent Centers, Inc. of Sarasota, Florida (FCC).

  FCC is NHR's primary mortgagee. Under the terms of NHC's settlement with FCC, NHR may receive prepayment of up to approximately $62 million in notes receivable. NHR will make every effort to reinvest any amounts prepaid. However, if NHR were to use the cash received to pay down existing debt, it would result in a reduction of cash flow which could cause the cash dividend paid by NHR to remain flat for the near future. Under the terms of the settlement, prepayment may be made at any time and is currently expected to occur within the next year.



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

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                         June 30, 1999
                          (Unaudited)


Capital Resources and Liquidity

  The assets of NHR as of June 30, 1999 include mortgage and other notes receivable (book value of $95,874,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $155,382,000). Long-term debt of $102,764,000 includes a term loan with a principal amount of $90,500,000 which matures in 2002.

  Approximately $62,045,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. FCC operates 16 licensed nursing centers that are managed by NHC. NHR is the primary lender to FCC. On October 30, 1998, NHC announced terms of its settlement of litigation with FCC. Under the terms of NHC's settlement with FCC, NHR may receive prepayments without penalty of up to $62,045,000 from FCC. NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. This could result in dividends per share remaining constant. However, no dividend reductions are expected in the near future. Under the terms of the settlement, prepayments may be made at any time.

  FCC may also elect to terminate its management contract with NHC prior to repaying its notes owed to NHR. In this event, NHR's assets will no longer be solely managed by NHC.

  NHR is leasing each of the 23 owned facilities to NHC. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for its leases as operating leases.

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

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1999
                           (Unaudited)


Sources and Uses of Funds

  NHR's leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 1999 in the amount of $8.1 million compared to $7.7 million in the prior period.

  Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital charges. The funds from operating activities and the beginning cash balance were used to fund mortgage notes receivable in the net amount of $2.8 million, to fund payments on debt of $.9 million, to pay dividends to stockholders of $6.3 million, and to pay cash distributions to partners of $.8 million.

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


Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Net income for the three months ended June 30, 1999 is $2,333,000 versus $2,042,000 for the same period in 1998, an increase of 14.3%. Diluted earnings per common share increased 3 cents or 14.3% to 24 cents in the 1999 period from 21 cents in the 1998 period.

  Total revenues for the three months ended June 30, 1999 increased
$750,000 or 13.4% to $6,364,000 from $5,614,000 for the three months ended
June 30, 1998. Revenues from rental income increased $767,000 or 24.7% when compared to the same period in 1998. Revenues from mortgage interest decreased $82,000 or 3.3% in 1999 as compared to the same period in 1998.

  The increase in rental income is due to additions to and acquisitions of property and equipment of $20,874,000 during the last eighteen months.

  The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1999
                           (Unaudited)


  Total expenses for the 1999 three month period increased $448,000 or $13.6% to $3,735,000 from $3,287,000 for the 1998 three month period.
Interest expense increased $78,000 or 4.9% in the 1999 three month period as compared to the 1998 period. Depreciation of real estate increased $201,000 or 12.9%. General and administrative costs increased $169,000 or 137.4%.

  Interest expense increased due to increased debt of $13,776,000 compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. General and administrative expense increased due to increased franchise taxes.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Net income for the six months ended June 30, 1999 is $4,646,000 versus $3,989,000 for the same period in 1998, an increase of 16.5%. Diluted earnings per common share increased 6 cents or 14.3% to 48 cents in the 1999 period from 42 cents in the 1998 period.

  Total revenues for the six months ended June 30, 1999 increased
$1,416,000 or 12.6% to $12,613,000 from $11,197,000 for the six months ended
June 30, 1998. Revenues from rental income increased $1,534,000 or 24.7% when compared to the same period in 1998. Revenues from mortgage interest decreased $150,000 or 3.1% in 1999 as compared to the same period in 1998.

  The increase in rental income is due to additions to and acquisitions of property and equipment of $20,874,000 during the last eighteen months.

  The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments.

  Total expenses for the 1999 six month period increased $733,000 or 11.0% to $7,378,000 from $6,645,000 for the 1998 six month period. Interest expense increased $167,000 or 5.2% in the 1999 six month period as compared to the 1998 period. Depreciation of real estate increased $391,000 or 12.5%.
General and administrative costs increased $175,000 or 62.5%.

  Interest expense increased due to increased debt of $13,776,000 compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. General and administrative expenses increased due to increased franchise taxes.

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

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1999
                           (Unaudited)

The BBA also contains certain measures which have or will lead to reductions in Medicare payments for home health agency services and therapy services. Furthermore, NHC has stated in its financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act. NHR and NHC are unable to predict the ultimate effect the enactment of the BBA or the pending lawsuit will have on NHC's ability to make its lease payments to NHR.

  Excluding the possibility of mortgage prepayments as previously discussed, mortgage interest income revenues are also believed by management to be secure. However, the mortgages are with five different owners and are secured with the property of 23 long-term health care centers located in two states, all of which are currently managed by NHC. The revenues of the 23 health care centers are subject to the cost-saving measures of the BBA. Furthermore, the healthcare centers may be subject to additional liabilities related to NHC's lawsuit filed under the Federal False Claims Act. NHR and NHC are unable to predict the ultimate effect the enactment of the BBA or the pending lawsuit will have on the ability of the 23 health care centers to make their debt service payments to NHR.

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

State of Readiness--

  NHR has developed a plan to address its Year 2000 issues, and is utilizing its internal resources to assess, remediate and test its systems.
As a result of its advisory agreement with NHC, NHR is completely reliant upon NHC for its information technology systems and embedded technology. NHC is also NHR's sole lessee. NHC is currently performing an evaluation of its information technology and embedded technology that are utilized in the operations of NHR. The Year 2000 readiness plan developed by NHC and NHR includes an inventory and review of

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1999
                           (Unaudited)


all core application systems, networks, desktop systems, infrastructure and critical supply chains. NHR's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following four categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) third party mortgagees and lessees, and
(4) other third party vendors that provide such services a telecommunications and electrical power.

  For each of the above categories, NHR, through its advisor (NHC), will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. The assessment phase has been completed for category 1. The remediation phase is underway and modifications of non-compliant application programs have begun. NHR has historically developed the majority of its application programs internally.
All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them, if necessary, in order to make them Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have also been assessed, repaired as necessary and tested and are now Year 2000 compliant.
It is expected that the remediation and testing phases related to category 1 will be completed by October 1, 1999.

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

  NHR's sole lessee, NHC, is currently in the process of evaluating its Year 2000 issues. NHC has formed an internal task force and is utilizing its internal resources to assess, remediate and test its Year 2000 compliance. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on embedded technology (microchips) or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's healthcare centers such as financial institutions, electrical

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1999
                           (Unaudited)

providers, and food services suppliers. NHC has completed the assessment phase related to its mainframe computer operations and related networks. Although the majority of NHC's information technology applications are already Year 2000 compliant, NHC is currently modifying or replacing applications and hardware necessary. NHC is expected to complete the remediation and testing of any non-compliant applications and hardware by October 1, 1999. NHC is currently in the assessment phase of its plan for personal computer applications and hardware, internal equipment utilizing embedded technology, third party payors and other third party vendors. NHC is expected to complete the assessment phase for its personal computer applications and hardware and for its internal equipment by October 1, 1999 and to complete remediation and testing by December 31, 1999. It is expected that the assessments of third party payors and third party vendors will be an ongoing process that will continue through December 31, 1999.

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

Year 2000 Risks--

  The failure of NHR or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of June 30, 1999, management's estimate of NHR's most reasonably likely worst case scenario includes: (i) delayed collection of rent mortgage principal payments and interest

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1999
                           (Unaudited)


payments, (ii) the disruption of capital flows from banks or other lenders resulting in liquidity stress, and (iii) the disruption of important services upon which NHR depends, such as telecommunications and electrical power. Each of these events could have a material adverse impact on NHR's business, results of operations and financial condition.

Contingency Plans--

  Contingency plans for NHR's Year 2000 issues continue to be developed and include, but are not limited to, the identification of alternate suppliers, alternate technologies and alternate manual systems and processes. NHR's contingency plans are expected to be completed by October 1, 1999.

  NHR's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. The costs of NHR's Year 2000 compliance plan and the date on which NHR expects to complete it are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of certain resources, the timing and effectiveness of third party remediation plans and other factors. NHR can give no assurance that these estimates will be achieved, and actual results could differ materially from NHR's plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded technology, the results of internal assessment, remediation and testing and the timeliness and effectiveness of remediation efforts of third parties. In addition, NHR's analysis of its Year 2000 issues is based in part on information from third parties. There can be no assurance that such information is accurate or complete.


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

  As of June 30, 1999, $93,700,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $660,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $660,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 1999
                           (Unaudited)


  The remaining $9,064,000 of the Company's long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

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

                          June 30, 1999
                           (Unaudited)



                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                NATIONAL HEALTH REALTY, INC.
                                        (Registrant)



Date   August 12, 1999          /s/ Richard F. LaRoche, Jr.
                                Richard F. LaRoche, Jr.
                                Secretary



Date   August 12, 1999          /s/ Donald K. Daniel
                                Donald K. Daniel
                                Principal Accounting Officer