Form 10-Q
period 1999-09-30
NATIONAL HEALTH REALTY INC
filed 1999-11-12
CIK 1047334

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934



For quarter ended   September 30, 1999     Commission file number 333-37173



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

                    Yes   x   No






9,588,823 shares of common stock were outstanding as of October 31, 1999.

                     PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)
                                                   September 30     Dec. 31
                                                      1999       1998
ASSETS                                                   (unaudited)
   Real estate properties:
       Land                                         $ 19,531   $ 19,531
       Buildings and improvements                    144,866    144,769
       Construction in progress                        1,092      1,189
                                                     165,489    165,489
       Less accumulated depreciation                 (11,870)    (6,579)
           Real estate properties, net               153,619    158,910

   Mortgage and other notes receivable                95,219     93,099
   Interest and rent receivable                          837        367
   Cash and cash equivalents                           3,632      2,897
   Deferred costs and other assets                       456        171
     Total Assets                                   $253,763   $255,444

LIABILITIES
   Long-term debt                                   $104,764   $103,628
   Minority interest in consolidated subsidiaries     16,350     20,351
   Accounts payable and other accrued expenses           420        110
   Accrued interest                                       98        325
   Dividends payable                                   3,188      3,141
   Distributions payable to partners                     404        436
   Deferred income                                        67        ---
     Total Liabilities                               125,291    127,991

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                       ---        ---
   Common stock, $.01 par value:
       75,000,000 shares authorized;
       9,588,823 and 9,477,693 shares,
       respectively, issued and outstanding               96         94
   Capital in excess of par value of common stock    135,270    131,604
   Cumulative net income                              15,182      8,267
   Cumulative dividends                              (22,076)   (12,512)
     Total Stockholders' Equity                      128,472    127,453
     Total Liabilities and Stockholders' Equity     $253,763   $255,444


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 1998 is derived from the audited financial statements at that date.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                              Three Months Ended          Nine Months Ended
                                                 September 30               September 30
                                               1999        1998          1999           1998
                                           (in thousands, except share amounts)
REVENUES:
  Rental income                         $    3,871     $    3,486     $   11,614  $     9,695
  Mortgage interest income                   2,526          2,462          7,240        7,326
  Investment interest and other income         ---             79            156          203
                                             6,397          6,027         19,010       17,224

EXPENSES:
  Interest                                   1,753          1,772          5,128        4,980
  Depreciation of real estate                1,763          1,682          5,291        4,819
  Amortization of loan costs                    10             10             30           30
  General and administrative                   314            138            769          418
                                             3,840          3,602         11,218       10,247

INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES               2,557          2,425          7,792        6,977

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                              288            295            877          858

NET INCOME                              $    2,269     $    2,130     $    6,915   $    6,119

NET INCOME PER COMMON SHARE:
  Basic                                 $      .24     $      .23     $      .72   $      .67
  Diluted                               $      .24     $      .22     $      .72   $      .64
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                  9,588,823      9,439,115      9,567,827    9,183,239
  Diluted                                9,604,086      9,514,647      9,588,115    9,518,510
Common dividends per share
  declared                              $    .3325     $    .3325     $    .9975   $    .9975


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                              Nine Months Ended
                                                                 September 30,
                                                               1999          1998
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 6,915        $  6,119
   Depreciation of real estate                                5,291           4,819
   Amortization of loan costs                                    30              30
   Deferred income                                               67             ---
   Minority interests in consolidated subsidiaries              877             858
   Increase in interest & rent receivable                      (470)           (344)
   Increase in other assets                                    (315)             (4)
   Increase in accounts payable and
     accrued liabilities                                         83             298
        NET CASH PROVIDED BY OPERATING ACTIVITIES            12,478          11,776

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to and acquisitions of property &
     equipment-net                                              ---          (9,246)
   (Increase) decrease in mortgage notes receivable - net    (2,120)            748
        NET CASH USED IN INVESTING ACTIVITIES                (2,120)         (8,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                               2,000           8,253
   Payments on debt                                            (864)           (867)
   Dividends paid to stockholders                            (9,517)         (6,230)
   Distribution paid to partners                             (1,242)            (872)
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                               (9,623)            284

INCREASE IN CASH AND CASH EQUIVALENTS                           735           3,562
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,897           3,229
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 3,632        $  6,791

Supplemental Information:
   Cash payments for interest expense                       $ 5,355        $  4,741

During the nine months ended
   September 30, 1999 and September 30, 1998,
   $710,000 and $18,438,000, respectively,
   of Senior Subordinated Convertible
   Notes were converted into 46,690 shares and
   1,210,270 shares of NHC common stock.  NHR is
   obligated to issue NHR common stock upon the
   conversion of the Notes:
     Common stock                                          $    (1)       $     12
     Capital in excess of par                              $(2,379)       $    (12)
     Minority interest in consolidated subsidiaries        $ 2,380        $    ---

During the nine months ended September 30, 1999,
   94,440 units of NHR/OP, L.P. units were
   exchanged for 94,440 shares of NHR common
   stock
     Common stock                                          $    (1)       $    ---
     Capital in excess of par                              $(1,287)       $    ---
     Minority interest in consolidated subsidiaries        $ 1,288        $    ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

                               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                      INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           (dollars in thousands)

                      Cumulative Convertible                  Capital in                       Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends  Equity
BALANCE AT 12/31/98          -- $     --   9,447,693   $ 94   $131,604   $  8,267   $ (12,512) $127,453
Net income                   --       --          --     --         --      6,915          --     6,915
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --      46,690      1      2,379         --          --     2,380
Shares issued in exchange
 for NHR/OP, L.P. Units      --       --      94,440      1      1,287         --          --     1,288
Dividends to common
  shareholders ($.9975
  per share)                 --       --          --     --         --         --      (9,564)   (9,564)

BALANCE AT 9/30/99           -- $     --   9,588,823   $ 96   $135,270   $ 15,182   $ (22,076) $128,472

BALANCE AT 12/31/97          -- $     --   8,237,423   $ 82   $131,616   $     --   $      --  $131,698
Net income                   --       --          --     --         --      6,119          --     6,119
Shares issued in con-
  version of con-
  vertible debentures
  to common stock            --       --   1,210,270     12        (17)        --          --       (5)
Dividends to common
  shareholders ($.9975
  per share)                 --       --          --     --         --         --      (9,371)  (9,371)

BALANCE AT 9/30/98           -- $     --   9,447,693   $ 94   $131,599   $  6,119   $  (9,371) $128,441


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 1999
                           (Unaudited)



NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

     The unaudited financial statements furnished herein in the opinion of management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or the "Company") and its majority owned subsidiaries.
NHR assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1998, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


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

                   NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

            NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 September 30, 1999
                                    (Unaudited)

                           Three Months Ended               Nine Months Ended
                             September 30                      September 30
                          1999          1998               1999           1998
BASIC:
Weighted average
  common shares        9,588,823     9,439,115          9,567,827        9,183,239
Net income avail-
  able to common
  shareholders       $ 2,269,000   $ 2,130,000         $6,915,000       $6,119,000

Net income per
  common share      $       .24    $       .23         $      .72       $      .67

DILUTED:
Weighted average
  common shares       9,588,823      9,439,115          9,567,827        9,183,239
Stock options            15,000         20,000             15,000           20,000
Shares issuable
  upon conversion
  of NHC subordi-
  nated convertible
  notes                     263         55,532              5,288          315,271
Average common
  shares out-
  standing            9,604,086      9,514,647          9,588,115        9,518,510

Net income avail-
  able to common
  shareholders      $ 2,269,000    $ 2,130,000         $6,915,000       $6,119,000

Net income per
  common share      $       .24    $       .22         $      .72       $      .64


NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

  As of September 30, 1999, NHR is obligated to issue at the election of the option and note holders 15,000 shares of its common stock related to stock options originally issued by National HealthCare Corporation ("NHC") and 263 shares of its common stock related to the conversion of certain 6% subordinated convertible notes (the Notes) issued by NHC. The Notes are the obligation of NHC and mature July 1, 2000. The stock options are exercisable and the Notes are convertible at the election of the holders into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the stock options and conversion of the Notes. NHR will receive no proceeds from the exercise of the stock options and the conversion of the Notes. NHR has reserved an additional 15,263 shares of common stock for the exercise of the stock options and the conversion of the Notes.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1999
                           (Unaudited)

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

NOTE 5.  FORECLOSURE ON MORTGAGE RECEIVABLE:

  As of September 30, 1999, NHR holds mortgage notes receivable of $10,410,000 from American Healthcare Corporation. Collateral for the loans includes first and second mortgages on four long-term healthcare centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

  NHR has not received its monthly principal and interest payments on these loans since June, 1999. On September 22, 1999, NHR filed a Motion for Partial Summary Judgment to allow it to foreclose on the first and second mortgages. NHR is currently evaluating the value of its collateral. While the Company has not obtained an independent, third-party appraisal, NHR believes that the collateral will be sufficient to recover its loan balance and accrued interest.

  NHR's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral.


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

                        September 30, 1999
                           (Unaudited)


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

Capital Resources and Liquidity

  The assets of NHR as of September 30, 1999 include mortgage and other notes receivable (book value of $95,219,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $153,619,000). Long-term debt of $104,764,000 includes a term loan with a principal amount of $92,500,000 which matures in 2002.

  Approximately $61,672,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. FCC owns 14 licensed nursing centers that were managed by NHC until July 31, 1999. NHR is the primary lender to FCC. On October 30, 1998, NHC announced terms of its settlement of litigation with FCC. Under the terms of NHC's settlement with FCC, NHR may receive prepayments without penalty of up to $61,672,000 from FCC. NHR will attempt to reinvest any amounts prepaid, but as noted above, there are restrictions on NHR's ability to do so. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. This could result in dividends per share remaining constant. However, no dividend reductions are expected in the near future. Under the terms of the settlement, prepayments may be made at any time and are expected to occur within the next year.

  FCC terminated its management contract with NHC effective July 31, 1999. The FCC properties are currently leased by FCC to Integrated Health Systems, Inc.

  As of September 30, 1999, NHR holds mortgage notes receivable of $10,410,000 from American Healthcare Corporation. Collateral for the loans includes first and second mortgages on four long-term healthcare centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1999
                           (Unaudited)

  NHR has not received its monthly principal and interest payments on these loans since June, 1999. On September 22, 1999, NHR filed a Motion for Partial Summary Judgment to allow it to foreclose on the first and second mortgages. NHR is currently evaluating the value of its collateral. While the Company has not obtained an independent, third-party appraisal, NHR believes that the collateral will be sufficient to recover its loan balance and accrued interest.

  NHR is leasing each of the 23 owned facilities to NHC. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for its leases as operating leases.

  During the initial term and each renewal term, NHC is obligated to pay
NHR annual base rent (commencing for each center when construction is complete) of $15,449,000 on the 23 facilities. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities.

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

Sources and Uses of Funds

  NHR's leasing and mortgage services generated net cash from operating activities during the nine months ended September 30, 1999 in the amount of $12,478,000 compared to $11,776,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The year to year increase is due primarily to increased net income and depreciation offset by increases in interest and rent receivable and other assets.

  Cash flows used in investing activities during the first nine months of 1999 included the net investment of $2,120,000 in new mortgage notes receivable compared to collections on mortgage notes receivable of $748,000 in the prior period. Also in the prior period, $9,246,000 was invested in additions to and acquisitions of property and equipment.

  Cash flows from financing activities for the first nine months of 1999 included $2,000,000 of borrowings against the credit facility compared to borrowings of $8,253,000 in the prior period. Also, cash flows used in financing activities included $864,000 to fund payments on debt ($867,000 last year), $9,517,000 to pay dividends to stockholders ($6,230,000 last year), and $1,242,000 to pay cash distributions to partners ($872,000 last year).

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                       September 30, 1999
                          (Unaudited)


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


Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

  Net income for the three months ended September 30, 1999 is $2,269,000 versus $2,130,000 for the same period in 1998, an increase of 6.5%. Diluted earnings per common share increased 2 cents or 9.1% to 24 cents in the 1999 period from 22 cents in the 1998 period.

  Total revenues for the three months ended September 30, 1999 increased $370,000 or 6.1% to $6,397,000 from $6,027,000 for the three months ended
September 30, 1998. Revenues from rental income increased $385,000 or 11.0% when compared to the same period in 1998. Revenues from mortgage interest increased $64,000 or 2.6% in 1999 as compared to the same period in 1998.

  The increase in rental income is due to additions to and acquisitions of property and equipment of $11,628,000 during the last twelve months.

  The increase in mortgage interest income resulted from the funding of additional mortgage notes receivable.

  Total expenses for the 1999 three month period increased $238,000 or $6.6% to $3,840,000 from $3,602,000 for the 1998 three month period. Interest expense decreased $19,000 or 1.1% in the 1999 three month period as compared to the 1998 period. Depreciation of real estate increased $81,000 or 4.8%. General and administrative costs increased $176,000 or 127.5%.

  Interest expense decreased due to a reduction in the interest rate of variable debt compared to a year ago. The interest expense decrease was offset in part by additional interest expense from additional amounts borrowed. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. General and administrative expense increased due to additional franchise tax expenses.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1999
                           (Unaudited)


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

  Net income for the nine months ended September 30, 1999 is $6,915,000 versus $6,119,000 for the same period in 1998, an increase of 13.0%. Diluted earnings per common share increased 8 cents or 12.5% to 72 cents in the 1999 period from 64 cents in the 1998 period.

  Total revenues for the nine months ended September 30, 1999 increased $1,786,000 or 10.4% to $19,010,000 from $17,224,000 for the nine months ended
September 30, 1998. Revenues from rental income increased $1,919,000 or 19.8% when compared to the same period in 1998. Revenues from mortgage interest decreased $86,000 or 1.2% in 1999 as compared to the same period in 1998.

  The increase in rental income is due to additions to and acquisitions of property and equipment of $11,628,000 during the last twelve months.

  The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments.

  Total expenses for the 1999 nine month period increased $971,000 or 9.5% to $11,218,000 from $10,247,000 for the 1998 nine month period. Interest expense increased $148,000 or 3.0% in the 1999 nine month period as compared to the 1998 period. Depreciation of real estate increased $472,000 or 9.8%. General and administrative costs increased $351,000 or 84.0%.

  Interest expense increased due to increased debt of $7,523,000 compared to a year ago. Interest expense increases were offset in part by a reduction in the interest rate of variable debt as compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. General and administrative expenses increased due to increased franchise taxes.

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

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1999
                           (Unaudited)


     Excluding the possibility of mortgage prepayments as previously discussed, mortgage interest income revenues are also believed by management to be secure. However, the mortgages are with five different owners (one of which is subject to foreclosure proceedings) and are secured with the property of 23 long-term health care centers located in two states, all of which are currently managed by NHC or, in the case of the FCC centers, leased by Integrated Health Services, Inc. The revenues of the 23 health care centers are subject to the cost-saving measures of the BBA. Furthermore, the healthcare centers may be subject to additional liabilities related to NHC's lawsuit filed under the Federal False Claims Act. NHR and NHC are unable to predict the ultimate effect the enactment of the BBA or the pending lawsuit will have on the ability of the 23 health care centers to make their debt service payments to NHR.

Impact of Inflation--

     Inflation may affect NHR in the future by changing the underlying value of NHR's real estate or by impacting NHR's cost of financing its operations.

     Revenues of NHR are primarily from long-term investments. NHR's leases with NHC require increases in rent income based on increases, if any, in the revenues of the leased facilities.


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

State of Readiness--

     NHR has developed a plan to address its Year 2000 issues, and is utilizing its internal resources to assess, remediate and test its systems.
As a result of its advisory agreement with NHC, NHR is completely reliant upon NHC for its information technology systems and embedded technology. NHC is also NHR's sole lessee. NHC is currently performing an evaluation of its information technology and embedded technology that are utilized in the operations of NHR. The Year 2000 readiness plan developed by NHC and NHR includes an inventory and review of all core application systems, networks, desktop systems, infrastructure and critical supply chains. NHR's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following four categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) third party mortgagees and lessees, and
(4) other third party vendors that provide such services as telecommunications and electrical power.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1999
                           (Unaudited)

     For each of the above categories, NHR, through its advisor (NHC), will perform or has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. The assessment phase has been completed for category 1. The remediation phase is underway and modifications of non-compliant application programs have begun. NHR has historically developed the majority of its application programs internally. All internally developed systems have been assessed and inventoried and plans have been made to modify or replace them, if necessary, in order to make them Year 2000 compliant. Purchased applications are either being modified, replaced or upgraded. Most critical applications, whether internally developed or purchased externally, have been tested and are already Year 2000 compliant. All server hardware, dumb terminals and printers have also been assessed, repaired as necessary and tested and are now Year 2000 compliant.
It is expected that the remediation and testing phases related to category 1 will be completed by December 31, 1999.

    NHR is currently in the assessment phase for categories 2, 3 and 4. For personal computer software vendors, NHR is aware of the packages that will not be Year 2000 compliant and is currently in the process of assessing the types of packages utilized by each personal computer. This assessment was completed by October 1, 1999 with remediation and testing to be completed by December 31, 1999. NHR has also requested all mortgagees, lessees and other third party vendors (financial institutions, electrical providers, etc.) to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. For those vendors and third parties that have not yet responded, NHR is in the process of sending out additional requests. Although most third party vendors have indicated that they are currently Year 2000 compliant or expect to be compliant prior to January 1, 2000, there can be no assurance that such third parties will achieve Year 2000 compliance by January 1, 2000.

     NHR's sole lessee, NHC, is currently in the process of evaluating its Year 2000 issues. NHC has formed an internal task force and is utilizing its internal resources to assess, remediate and test its Year 2000 compliance. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on embedded technology (microchips) or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's healthcare centers such as financial institutions, electrical providers, and food services suppliers. NHC has completed the assessment phase related to its mainframe computer operations and related networks. Although the majority of NHC's information technology applications are already Year 2000 compliant, NHC is currently modifying or replacing applications and hardware as necessary. NHC is expected to complete the remediation and testing of any non-compliant applications and hardware by December 31, 1999. NHC is currently in the assessment phase of its plan for personal computer applications and hardware, internal equipment utilizing embedded technology, third party payors and other third party vendors. NHC has completed the assessment phase for its personal computer applications and hardware and for its internal equipment and will complete remediation and testing by December 31, 1999. It is expected that the assessments of third party payors and third party vendors will be an ongoing process that will continue through December 31, 1999.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                       September 30, 1999
                          (Unaudited)


  NHR's mortgagees and NHC participate in the Medicare and Medicaid programs. NHC and the mortgagees are reimbursed under these programs through fiscal intermediaries. The Health Care Financing Administration ("HCFA"), the government agency that administers the Medicare program, had previously publicly stated that it would be Year 2000 compliant by December 31, 1998. HCFA announced that it required all fiscal intermediaries to be Year 2000 compliant by December 31, 1998 and that it expected state Medicaid agencies to be Year 2000 compliant by March 31, 1999. While HCFA has made no public announcement as to whether the fiscal intermediaries and state Medicaid agencies have met this schedule, recent reports by the General Accounting Office report that the various states may not currently be in compliance.
With respect to itself, HCFA issued a Provider Correspondence Letter dated January 12, 1999 indicating that they have not met their schedule. This letter states that HCFA's systems will function on January 1, 2000 and will be able to process "acceptable" claims.

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

Year 2000 Risks--

  The failure of NHR or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business operations. Based on all available information as of September 30, 1999, management's estimate of NHR's most reasonably likely worst case scenario includes: (i) delayed collection of rent mortgage principal payments and interest payments, (ii) the disruption of capital flows from banks or other lenders resulting in liquidity stress, and (iii) the disruption of important services upon which NHR depends, such as telecommunications and electrical power. Each of these events could have a material adverse impact on NHR's business, results of operations and financial condition.

Contingency Plans--

  Contingency plans for NHR's Year 2000 issues continue to be developed and include, but are not limited to, the identification of alternate suppliers, alternate technologies and alternate manual systems and processes.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 1999
                           (Unaudited)


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

  As of September 30, 1999, $95,700,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $613,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $613,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

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

                        September 30, 1999
                           (Unaudited)


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


                                NATIONAL HEALTH REALTY, INC.
                                        (Registrant)



Date   November 12, 1999        /s/ Richard F. LaRoche, Jr.
                                Richard F. LaRoche, Jr.
                                Secretary



Date   November 12, 1999         /s/ Donald K. Daniel
                                Donald K. Daniel
                                Principal Accounting Officer