Form 10-K405
period 1999-12-31
NATIONAL HEALTH REALTY INC
filed 2000-03-30
CIK 1047334

--------------------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)
     [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 1999
                                OR
     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from _______ to _________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $57,562,000 as of February 29, 2000. The number of shares of Common Stock outstanding as of February 29, 2000 was 9,583,323.

                        PAGE 1 OF 55 PAGES
                      Exhibit Index Page 46

                             PART 1
                             ITEM 1
                            BUSINESS

General

     National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. On December 31, 1997, NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 16 licensed skilled nursing facilities, one 160 bed certificate of need (now sold), six assisted living facilities and one independent living center (the Health Care Facilities). It additionally and simultaneously acquired 51 first and second mortgage secured promissory notes with a then outstanding balance of $94.4 million (the Notes) from its then sole owner National HealthCare L.P. NHR then leased (the Leases) the Healthcare Facilities to National HealthCare Corporation (NHC), a successor by merger to National HealthCare L.P. NHR also assumed certain debt of approximately $86.4 million. Since its formation, the Company has increased its investment in the Healthcare Facilities by $20,874,000, which has been accompanied by an increase in rental income. The Leases covering the Healthcare Facilities are "triple net" leases. NHR's revenues are derived primarily from NHC under the Leases and the interest and principal payments of the Notes.

     Thirty-eight of the Notes (representing approximately $61.2 million in principal amount and collateralized with 14 nursing facilities) are made by Florida Convalescent Centers, Inc. or affiliate (FCC). Approximately $25 million of these notes are second mortgages behind approximately $22.4 million in first mortgage tax exempt debt held by third parties. These 14 nursing facilities were managed by NHC through July 31, 1999. Since August 1, 1999, the 14 centers have been leased by FCC to Integrated Health Services, Inc.
(IHS) a publicly owned long term care company which filed for bankruptcy on February 2, 2000. The FCC Notes remain outstanding and bear interest at 10.25% and are due in 2004; however, the $22.4 million tax exempt debt matures between April 1, 2000 and March 31, 2001. On March 3, 2000, FCC obtained a six month extension on the approximately $14 million of tax exempt debt due April 1, 2000. FCC is attempting to refinance this first mortgage debt, but if it is unsuccessful in such attempts the debt may be accelerated, thus placing NHR's second mortgage notes in jeopardy. Alternatively, FCC may have to refinance both the tax exempt debt and NHR's second mortgage notes. NHR will make every effort to reinvest any amounts prepaid. However, if NHR uses the money to reduce existing debt, this will result in a reduction of cash flow which may cause the dividend paid by NHR to remain flat for the near future. The balance of the Notes are secured by seven nursing facilities and seven separate makers and guarantors.

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

     Assumed Liabilities.

     NHR assumed approximately $86.4 million of debt from NHC but immediately refinanced approximately $71.6 million from a commercial bank group with Bank of Tokyo, Agent on an overall loan of $75 million. An additional line of credit of $20 million was also made available by this group, all but $4,782,000 of which had been drawn by December 31, 1999. The interest rate on $11.6 million of the remaining Assumed Liabilities include fixed rates of 8.4% and 8.3%. The interest rate on $3.2 million of the remaining Assumed Liabilities is at a variable rate (4.2% at December 31, 1999). The replacement financing and line of credit bear interest at LIBOR plus 1% (one
percent).   The term of the loans extend through 2011.

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

     Advisory Agreement.  NHR has contracted for its management with NHC.
The NHR Advisory Agreement provides that NHR will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. For its services, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense
incurred by NHC.  The actual amount paid to NHC in 1999 is $506,000.   Either
party may terminate the Advisory Agreement on 90 days notice after January 1, 2000, and NHR may terminate at any time for cause.

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

     NHC has assigned, with the consent of NHR, the individual healthcare facility leases to wholly owned limited liability companies which will henceforth operate each HealthCare Facility. NHC's obligations under each lease to NHR remain in full force and effect, even though operational control has been transferred.


Advisory Agreement

     The Company entered into the Advisory Agreement with NHC as "Advisor" under which NHC provides management and advisory services to the Company during the term of the Advisory Agreement. The Company believes the Advisory Agreement benefits the Company by providing it access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, the Company engaged NHC to use its best efforts (a) to present to the Company a continuing and suitable investment program consistent with the investment policies of the Company adopted by the Board of Directors from time to time; (b) to manage the day-to-day affairs and operations of the Company; and (c) to provide adminis-trative services and facilities appropriate for such management. In per-forming its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by the Company's Board of Directors.

     The Advisory Agreement was initially for a stated term which expires January 1, 2000. The Agreement thereafter is on a year to year term with a 90 day termination period by either party without cause. The Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 1999 is $506,000. Either party may terminate the Advisory Agreement on 90 days notice after January 1, 2000.

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

     Federal Income Tax. NHR believes that it has operated its business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code) and NHR intends to continue to operate in such a manner. REITs are subject to highly complex rules governing ownership and relationships with tenants which can be inadvertently transgressed, thus no assurance can be given that NHR will be able to qualify at all times. If NHR qualifies as a REIT, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends.

     NHR is aware of certain income tax contingencies with regards to limitations on ownership of its stock that could impact NHR's status as a REIT. In order to fully resolve the contingencies, NHR is in the process of requesting from the Internal Revenue Service ("IRS") a closing agreement regarding the contingencies. NHR's management, based on its discussions with its legal counsel, understands that other REITs have been successful in obtaining closing agreements with the IRS regarding REIT qualification issues. However, it is possible that the IRS will not rule in favor of NHR. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHR's financial statements taken as a whole and could also result in the loss of NHR's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHR.


                             ITEM 2
                           PROPERTIES

                      Healthcare Facilities

     The following table includes certain information regarding the Healthcare Facilities, all of which were leased for an initial ten (10) year term to National HealthCare Corporation; and have now been assigned to individual operating subsidiaries, wholly owned ultimately by NHC:

                                                                Minimum
                                                No. of          Book       Annual
  Name of Facility             Location         Beds            Basis      Rent(1)
Long-Term Care Centers
NHC HealthCare, Naples         Naples, FL          60       $ 5,169,404      $  542,783
NHC HealthCare, Clinton        Clinton, SC        131         3,273,609         354,291
NHC HealthCare, Coconut Creek  Coconut Creek, FL  120        10,203,692       1,073,219
NHC HealthCare, Daytona Beach  Daytona Beach, FL   60         5,750,730         598,365
NHC HealthCare, Farragut       Farragut, TN        60         6,034,726         594,364
NHC HealthCare, Garden City    Murrells Inlet, SC  88         4,732,779         489,342
NHC HealthCare, Greenville     Greenville, SC     176         4,793,265         520,058
NHC HealthCare, Lexington      Lexington, SC      120         5,898,347         570,964
NHC HealthCare, Mauldin        Mauldin, SC        120         7,860,352         821,645
AdamsPlace                     Murfreesboro, TN    60         6,091,586         578,701
NHC HealthCare, Imperial       Naples, FL          90         5,297,693         540,489
NHC HealthCare, North Augusta  North Augusta, SC  132         4,496,857         482,029
NHC HealthCare, Orlando        Orlando, FL        120         7,756,156         818,652
NHC HealthCare, Parklane       Columbia, SC       120         7,283,024         761,718
NHC HealthCare, Port Charlotte Port Charlotte, FL 180         7,850,813         817,396
NHC HealthCare, West Plains    West Plains, MO    120         3,434,514         365,823

Assisted Living Facilities
NHC Place/ Vero Beach          Vero Beach, FL      84         6,869,571         713,498
NHC Place/Anniston             Anniston, AL        68         5,101,181         544,913
Adams Place                    Murfreesboro, TN    84         5,881,424         623,442
NHC Place/Merritt Island       Merritt Island, FL  84         7,135,588         743,274
NHC Place/Stuart               Stuart, FL          84         6,622,134         695,697
NHC Place/ Farragut            Farragut, TN        84         7,483,060         736,997

Retirement Center
AdamsPlace                     Murfreesboro, TN    58        15,356,265       1,497,540

     (1) Additional rent equal to three percent (3%) of the increase in gross revenues of the HealthCare Facilities commences in 2000, with 1999 as the base year. All leases are "net, net, net".

     Mortgage Notes. NHR owns approximately 51 Mortgage Notes representing approximately $93.1 million loaned to the owners of approximately 22 nursing homes, all but one of which are in Florida. NHC or a subsidiary manages six of the nursing centers and owns two others. The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes or to provide working capital. The Mortgage Notes are secured by mortgages on each of the facilities. Thirty-eight of the Mortgage Notes (representing approximately $61.2 million of the principal amount) are from FCC or affiliates. The FCC Notes remain outstanding and bear interest at 10.25% and are due in 2004; however, a $22.4 million first mortgage tax exempt debt held by third parties matures between April 1, 2000 and March 31, 2001. On March 3, 2000, FCC obtained a six month extension on the approximately $14 million of tax exempt debt due April 1, 2000. NHR has approximately $25 million second mortgage notes on these facilities. FCC is attempting to refinance this first mortgage debt, but if it is unsuccessful in such attempts the debt may be accelerated, thus placing NHR's second mortgage notes in jeopardy. Alternatively, FCC may have to refinance both the tax exempt debt and NHR's second mortgage notes. NHR will make every effort to reinvest any amounts prepaid. However, if NHR uses the money to reduce existing debt, this will result in a reduction of cash flow which may cause the dividend paid by NHR to remain flat for the near future. The balance of the Notes are secured by seven nursing facilities and seven separate makers and guarantors.



                             ITEM 3
                       LEGAL PROCEEDINGS


          NHR is not subject to any significant pending litigation. The HealthCare Facilities are subject to claims and suits in the ordinary course of business. NHR's lessees and mortgagees have indemnified and will continue to indemnify NHR against all liabilities arising from the operation of the Health Care Facilities, and will indemnify NHR against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the mortgagees and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on NHR or its operations.


                             ITEM 4
      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of the shareholders was held on April 26, 1999.

     (b)  Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Ernest G. Burgess, III and W. Andrew Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr. Robert G. Adams, Dr. J. K. Twilla and Dr. Olin O. Williams.

                                             Withholding       Percentage
                              Voting For     Authority         For
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

     The shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On March 8, 2000 the last reported sale price for the Common Stock on the AMEX was $8.00. As of December 31, 1999, NHR had approximately 4,600 shareholders, of which approximately 2,186 are holders of record with the balance indicated by security listing positions.

High and low stock prices and dividends for 1999 were:


                          1999                            1998
               -----------------------------  -----------------------------
                                   Cash                          Cash
                  Sales Price      Dividends     Sales Price     Dividends
Quarter Ended    High      Low     Declared    High      Low     Declared
March 31       $12.375   $10.875     .3325   $21.313   $16.875   $.3325
June 30         12.500     9.125     .3325    17.750    14.125    .3325
September 30    12.125     9.250     .3325    15.625    12.875    .3325
December 31     10.375     7.875     .3325    15.125    11.125    .3325

                                  ITEM 6
                         SELECTED FINANCIAL DATA

(dollars in thousands,
  except share amounts)              12/31/99              12/31/98   12/31/97
Net revenues                           25,291                23,555         ---
Net income                              9,029                 8,267         ---
Net income per share
   Basic                                  .94                   .89         ---
   Diluted                                .94                   .87         ---
Mortgages and other investments        94,403                93,099      94,439
Real estate properties, net           150,943               158,910     144,615
Total assets                          249,448               255,444     242,495
Long term debt                        101,619               103,628      89,855
Total stockholders' equity            127,396               127,453     131,698

Common shares outstanding           9,588,823             9,447,693   8,237,423

Weighted average common shares
   Basic                            9,573,119             9,249,896         ---
   Diluted                          9,605,318             9,518,088         ---

Common dividends declared per share      1.33                  1.33         ---

                             ITEM 7
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     National Health Realty, Inc. (NHR or the Company) is a real estate investment trust that began operations on January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), acquired ownership of the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities), (initial book value of $144,615,000), plus 51 first and second mortgage secured promissory notes with an initial principal balance of $94,439,000 from its then sole owner National HealthCare L.P. NHR then leased the Health Care Facilities to National HealthCare Corporation (NHC), a successor by merger to National HealthCare L.P. Subsequently, NHC has stated that it is assigning each Health Care Facility lease to separate wholly owned subsidiaries of NHC. This change in operating entity will not alter NHC's financial obligations under the initial master lease. NHR also assumed certain debt, initially in the amount of $86,414,000.

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


CAPITAL RESOURCES AND LIQUIDITY

     The assets of NHR as of December 31, 1999 include mortgage and other notes receivable (book value of $94,336,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $150,943,000). Long-term debt of $101,619,000 includes a term loan with a principal amount of $90,219,000 which matures in 2002.

     NHR is leasing each of the 23 facilities to NHC. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for its leases as operating leases.

     During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent (commencing for each center when construction is complete) on the 23 facilities of $15,485,000. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities.

     NHR has entered into an advisory services agreement with NHC whereby the services related to investment activities and day-to-day management and operations are provided to NHR by NHC. Because of the competitive restrictions contained in the advisory services agreement, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments with operations other than NHC but expects to continue to engage in the existing transactions and potentially new investments with NHC.

     At year end, NHR's long-term debt as a percentage of total liabilities and capital was 40.7%. The amount available to be drawn on NHR's $95.0 million term loan was $4.8 million at December 31, 1999. NHR's cash on hand, its operating and investing cash flows, and, as necessary, its borrowing capacity are expected to be adequate to fund any new investments as well as to repay borrowings at or prior to their maturity.

FCC Notes

     Approximately $61,167,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. However, no dividend reductions are expected in the near future.

     Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. In its Form 10-Q filed with the Securities and Exchange Commission on November 19, 1999, IHS reported a net loss of $1,830,837,000 for the nine months ended September 30, 1999. IHS also has publicly disclosed that it has elected not to make interest payments on certain of its long-term debt and is in discussions with its lenders regarding restructuring of its debt. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR.

    Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on eight Florida nursing homes, totaling approximately $22.4 million at December 31, 1999, are tax exempt and are additionally secured with letters of credit issued by either Bank of Tokyo-Mitsubishi Trust Company (BOT) or Toronto Dominion Bank (TD). TD's letters of credit were to mature April 1, 2000, and the BOT letter of credit matures April 1, 2001. On March 3, 2000, the TD letter of credit was extended for six months, contingent upon FCC depositing certain cash collateral with TD on or before April 26, 2000. FCC has also agreed to provide BOT cash collateral in an amount equal to the letter of credit (approximately $8.5 million) on March 31, 2000. If FCC is unable or unwilling to refinance or cause to be extended these letters of credit, a default would occur and acceleration of the obligation could be declared, resulting in a foreclosure action against NHR's collateral. Currently NHR does not have sufficient liquidity to purchase the first mortgage debt, thus the value of its second mortgage notes could be substantially impaired, with a resulting loss of income.

Loan Foreclosure

     As of December 31, 1999, NHR holds mortgage notes receivable of $11,612,000 from American Healthcare Corporation. Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

     NHR has not received its monthly principal and interest payments on these loans since June, 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. On September 22, 1999, NHR filed a Motion for Partial Summary Judgment to allow it to foreclose on the first and second mortgages. The Court, has heard this motion, but not yet ruled. NHR does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings. While NHR has not obtained an independent, third-party appraisal, it believes that the collateral will be sufficient to recover its loan balance and accrued interest.

Sources and Uses of Funds

     NHR's leasing and mortgage services generated net cash from operating activities during 1999 in the amount of $16,666,000 compared to $16,108,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for loan losses, if any, and working capital changes. The year to year increase is due primarily to increased net income and depreciation offset by increases in interest and rent receivable and other assets.

     Cash flows used in investing activities during 1999 included the net investment of $1,237,000 in new mortgage notes receivable compared to collections on mortgage notes receivable of $1,340,000 in the prior year. Also in the prior year, $20,874,000 was invested in additions to and acquisitions of property and equipment compared to sales of property of $912,000 in the current year.

     Cash flows from financing activities for 1999 included $2,000,000 of borrowings against the credit facility compared to borrowings of $15,500,000 in the prior year. Also, cash flows used in financing activities included $4,009,000 to fund payments on debt ($1,727,000 last year), $12,705,000 to pay dividends to stockholders ($9,371,000 last year), and $1,648,000 to pay cash distributions to partners ($1,308,000 last year).

Commitments-

     NHR intends to pay quarterly distributions to its stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 95% of NHR's taxable income be distributed annually. The primary source for distributions will be rental and interest income NHR earns on the real property and mortgage notes receivable. Dividends in the amount of $1.33 per share were declared for payment during 1999. This represents a payout ratio of 83%.


RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998-

     Net income for the year ended December 31, 1999 is $8,780,000 versus $8,267,000 for the same period in 1998, an increase of 6.2%. Diluted earnings per common share increased 4 cents or 4.6% to 91 cents in the 1999 period from 87 cents in the 1998 period.

     Total revenues for the year ended December 31, 1999 increased $1,449,000 or 6.2% to $25,004,000 from $23,555,000 for the year ended December 31, 1998.
Revenues from rental income increased $1,915,000 or 14.1% when compared to the same period in 1998. Revenues from mortgage interest decreased $383,000 or 4.0% in 1999 as compared to the same period in 1998.

     The increase in rental income is due to additions to and acquisitions of property and equipment of $20,874,000 during the last 24 months.

     The decrease in mortgage interest income resulted from the payoff of a mortgage note receivable, the previously mentioned foreclosure on the American Healthcare Corporation note receivable and the amortization of the principal of other mortgage notes receivable.

     Total expenses for the year ended December 31, 1999 increased $976,000 or 7.0% to $15,111,000 from $14,135,000 for the year ended December 31, 1998.
Interest expense increased $32,000 or 0.5% in 1999 as compared to the 1998 period. Depreciation of real estate increased $476,000 or 7.2%. General and administrative costs increased $468,000 or 76.1%.

     Interest expense increased due to an increase in the interest rate of variable rate debt compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions. General and administrative expense increased primarily due to increased franchise and excise taxes in the state of Tennessee.

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

     Management believes that there is some uncertainty with regards to certain of its mortgage interest income revenues. The mortgages are with five different owners (one of which is subject to foreclosure proceedings) and are secured with the property of 22 long-term health care centers located in two states, all of which are currently managed by NHC or, in the case of the FCC centers, leased by IHS. The revenues of the 22 health care centers are subject to the cost-saving measures of the BBA. Furthermore, the health care centers may be subject to additional liabilities related to NHC's lawsuit filed under the Federal False Claims Act. NHR and NHC are unable to predict the ultimate effect the enactment of the BBA or the pending lawsuit will have on the ability of the 22 health care centers to make their debt service payments to NHR.

     As previously mentioned, one of NHR's mortgagees is currently subject to foreclosure proceedings. As of December 31, 1999, NHR has accrued but not received $424,000 of interest on these mortgages. Consistent with the NHR 's policy on recognition of mortgage interest income, NHR has discontinued recognition of mortgage interest income after approximately 90 days. NHR does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings.

     The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC and, in turn, may negatively impact FCC ability to refinance approximately $22.4 million of first mortgage debt superior to NHR's second mortgage notes of $25 million. The first mortgage debt is substantially due April 1,2000. See the discussion above under the caption "FCC Notes". In its Form 10-Q filed with the Securities and Exchange Commission on November 19, 1999, IHS reported a net loss of $1,830,837,000 for the nine months ended September 19, 1999. IHS also has publicly disclosed that it has elected not to make interest payments on certain of its long-term debt and is in discussions with its lenders regarding restructuring of its debt. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR.

     Approximately $22,400,000 of the NHR notes from FCC are second mortgage notes. The commercial bank issued letters of credit on these notes which mature between April 1, 2000 and March 31, 2001, although the April 1, 2000 date has been extended for up to six months upon FCC depositing certain cash collateral with the bank. The March 31, 2001 debt will be accelerated on March 31, 2000 unless FCC deposits cash collateral with that Bank. FCC's ability to refinance these mortgage notes may be handicapped by the lessee's financial performance. Any collection action attempted by the commercial banks could negatively impact NHR's notes and collateral, with a resulting significant reduction of income to NHR.

Income Taxes-

     NHR intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHR will not be subject to federal income tax provided it distributes at least 95% of its annual REIT taxable income to its stockholders and meets other requirements to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHR's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHR.

     NHR is aware of certain income tax contingencies with regards to limitations on ownership of its stock that could impact NHR's status as a REIT. In order to fully resolve the contingencies, NHR is in the process of requesting from the Internal Revenue Service ("IRS") a closing agreement regarding the contingencies. NHR's management, based on its discussions with its legal counsel, understands that other REITs have been successful in obtaining closing agreements with the IRS regarding REIT qualification issues. However, it is possible that the IRS will not rule in favor of NHR. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHR's financial statements taken as a whole and could also result in the loss of NHR's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHR.


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

State of Readiness

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

     For categories (1) and (2) described above, NHR, through its advisor
(NHC), has performed the phases of assessment, remediation and testing of the applicable hardware, software or equipment, as applicable. Management is not aware of any Year 2000 problems related to these areas and believes that no significant contingencies exist related to these areas.

     With regards to third party mortgagees and lessees and other third party vendors (categories (3) and (4) above), management continues to assess its Year 2000 status. NHR has requested all mortgagees, lessees and other third party vendors (financial institutions, electrical providers, etc.) to disclose their current Year 2000 readiness and their plan for achieving Year 2000 readiness. Responses have been received from most vendors and third parties. Although most third party mortgagees, lessees and vendors have indicated that they are currently Year 2000 compliant, NHR does not consider its assessment complete until it verifies the readiness of all third parties. NHR continues to evaluate contingencies that may relate to the Year 2000 status of third party mortgagee, lessees and vendors.

     NHR's sole lessee, NHC, is currently in the process of evaluating its Year 2000 issues. NHC has formed an internal task force and is utilizing its internal resources to assess, remediate and test its Year 2000 compliance. NHC's Year 2000 readiness plan is focused on addressing Year 2000 readiness in the following five categories: (1) mainframe computer operations, critical applications and related networks, (2) personal computer hardware and software, (3) other internal equipment such as infusion pumps, phone systems, monitoring devices and smoke/fire alarms which rely on embedded technology (microchips) or telecommunications, (4) third party payors, and (5) other third party vendors utilized by NHC's health care centers such as financial institutions, electrical providers, and food services suppliers. NHC is not aware of any Year 2000 problems related to the mainframe computer operations, critical applications and related networks, personal computer hardware and software, or other internal equipment and believes that no significant contingencies exist related to these areas. With regards to third party payors and third party vendors, management has no indication that any third parties are not currently Year 2000 compliant; however, NHC continues to evaluate contingencies that may relate to the Year 2000 status of third party payors and vendors.

     NHR's mortgagees and NHC participate in the Medicare and Medicaid programs. NHC and the mortgagees are reimbursed under these programs through fiscal intermediaries. NHC and the mortgagees have little or no control over the Year 2000 compliance of governmental payors and fiscal intermediaries. NHR will continue to evaluate the Year 2000 readiness of NHC, the mortgagees, governmental payors and fiscal intermediaries.

Year 2000 Costs

     As a result of its advisory agreement with NHC, costs related to NHR's Year 2000 readiness plan have not been material and are not expected to be material in future periods. No additional advisory fees have been charged to NHR related to the assessment, remediation or testing of NHR's Year 2000 compliance.

Year 2000 Risks

     The failure of NHR or third parties to be fully Year 2000 compliant could result in interruptions of normal business operations. Based on all available information as of December 31, 1999, management's estimate of NHR's most reasonably likely worst case scenario includes: (i) delayed collection of rent mortgage principal payments and interest payments, (ii) the disruption of capital flows from banks or other lenders resulting in liquidity stress, and
(iii) the disruption of important services upon which NHR depends, such as telecommunications and electrical power. Each of these events could have a material adverse impact on NHR's business, results of operations and financial condition.

     NHR's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve as new information becomes available. As noted previously, NHR's analysis of its Year 2000 issues is based on information from third parties. There can be no assurance that such information is accurate or complete.

                            ITEM 7A
   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


Interest Rate Risk

     The Company's cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. Substantially all of the Company's mortgage and other notes receivable bear interest at fixed interest rates. As a result of the short-term nature of the Company's cash instruments and because the interest rates on the Company's investment in notes receivable are fixed, a hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates has an immaterial impact on the fair values of these instruments.

     As of December 31, 1999, $93,419,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of $657,171 and likewise, a 10% reduction in interest rates would result in interest expense declining $657,171. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments. The remaining $8,200,000 of the Company's long-term debt bears interest at fixed rates. A hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments and has an immaterial impact on the fair values of these instruments.

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


                             ITEM 8
          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheets of NATIONAL HEALTH REALTY, INC. (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and the consolidated statement of cash flows for the 97 days ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of National Health Realty, Inc. and subsidiaries as of December 31, 1999 and 1998, the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the results of their cash flows for the 97 days ended December 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 18, 2000

                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)
                                                     Dec. 31      Dec. 31
                                                      1999          1998
ASSETS
   Real estate properties:
       Land                                         $ 19,531        $ 19,531
       Buildings and improvements                    144,866         144,769
       Construction in progress                          180           1,189
                                                     164,577         165,489
       Less accumulated depreciation                 (13,634)         (6,579)
          Real estate properties, net                150,943         158,910

   Mortgage and other notes receivable                94,336          93,099
   Interest and rent receivable                          801             367
   Cash and cash equivalents                           2,576           2,897
   Deferred costs and other assets                       438             171
     Total Assets                                   $249,094        $255,444

LIABILITIES
   Long-term debt                                   $101,619        $103,628
   Minority interests in consolidated subsidiaries    16,182          20,351
   Accounts payable and other accrued expenses           459             110
   Accrued interest                                       95             325
   Dividends payable                                   3,188           3,141
   Distributions payable to partners                     404             436
     Total Liabilities                               121,947         127,991

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                       ---            ---
   Common stock, $.01 par value;
       75,000,000 shares authorized;
       9,588,823 and 9,447,693 shares,
       respectively, issued and outstanding               96              94
   Capital in excess of par value of common stock    135,268         131,604
   Cumulative net income                              17,047           8,267
   Cumulative dividends                              (25,264)        (12,512)
     Total Stockholders' Equity                      127,147         127,453
     Total Liabilities and Stockholders' Equity     $249,094        $255,444



The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except share amounts)

Year Ended December 31                    1999             1998
REVENUES:
  Rental income                         $   15,485          $   13,570
  Mortgage interest income                   9,362               9,745
  Investment interest and other income         157                 240
                                            25,004              23,555

EXPENSES:
  Interest                                   6,934               6,902
  Depreciation of real estate                7,055               6,579
  Amortization of loan costs                    39                  39
  General and administrative                 1,083                 615
                                            15,111              14,135

INCOME BEFORE MINORITY INTERESTS IN
     CONSOLIDATED SUBSIDIARIES               9,893               9,420

MINORITY INTERESTS IN CONSOLIDATED
     SUBSIDIARIES                            1,113               1,153

NET INCOME                              $    8,780          $    8,267

NET INCOME PER COMMON SHARE:
  Basic                                 $      .92          $      .89
  Diluted                               $      .91          $      .87

FUNDS FROM OPERATIONS PER SHARE:
   Basic                                $     1.57          $     1.52
   Diluted                              $     1.57          $     1.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                  9,573,119           9,249,896
  Diluted                                9,605,318           9,518,088








The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in thousands, except share amounts)

Periods Ended December 31                           1999      1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 8,780   $  8,267  $    ---
   Depreciation of real estate                      7,055      6,579       ---
   Amortization of loan costs                          39         39       ---
   Minority interests in consolidated subsidiaries  1,113      1,153       ---
   Increase in interest and rent receivable          (434)      (367)      ---
   (Increase) decrease in other assets                 (6)         2       ---
   Increase in accounts payable and
     accrued liabilities                              119        435       ---
        NET CASH PROVIDED BY OPERATING ACTIVITIES  16,666     16,108       ---

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of property & equipment, net       912    (20,874)      ---
   Investment in mortgage notes receivable         (7,434)       ---       ---
   Collection of mortgage notes receivable          6,197      1,340       ---
   Investment in other real estate investments       (300)       ---       ---
        NET CASH USED IN INVESTING ACTIVITIES        (625)   (19,534)      ---

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     2,000     15,500    75,000
   Payments on long-term debt                      (4,009)    (1,727)  (71,559)
   Financing costs paid                               ---        ---      (212)
   Dividends paid to stockholders                 (12,705)    (9,371)      ---
   Distributions paid to partners                  (1,648)    (1,308)      ---
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                    (16,362)     3,094     3,229

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (321)      (332)    3,229
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      2,897      3,229       ---
CASH AND CASH EQUIVALENTS, END OF PERIOD          $ 2,576   $  2,897  $  3,229

Supplemental Information:
   Cash payments for interest expense             $ 7,164   $  6,577  $    ---

During 1999 and 1998, $710,000 and $18,438,000,
   respectively, of Senior Subordinated
   Convertible Notes were converted into
   46,690 shares and 1,210,270 shares of NHC
   common stock.  NHR was obligated to issue NHR
   common stock upon the conversion of the Notes:
     Common stock                                 $    (1)  $    (12) $    ---
     Capital in excess of par value                (2,378)        12       ---
     Minority interests in consolidated
        subsidiaries                                2,379        ---       ---

During 1999, 94,440 units of NHR/OP, L.P. units
   were exchanged for 94,440 shares of NHR common
   stock
     Common stock                                 $    (1)  $    ---  $    ---
     Capital in excess of par                      (1,286)       ---       ---
     Minority interests in consolidated
        subsidiaries                                1,287        ---       ---

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in thousands, except share amounts)
                      Cumulative Convertible                  Capital in                          Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative    Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/97          -- $     --   8,237,423   $ 82   $131,616    $     --  $      --     $131,698
Net income                   --       --          --     --         --       8,267         --        8,267
Shares issued in con-
  version of convertible
  debentures to common
  stock                      --       --   1,210,270     12        (12)         --         --          ---
Dividends to common
  shareholders ($1.33
  per share)                 --       --          --     --         --          --    (12,512)     (12,512)

BALANCE AT 12/31/98          --       --   9,447,693     94    131,604       8,267    (12,512)     127,453

Net income                   --       --          --     --         --       8,780         --        8,780
Shares issued in con-
  version of convertible
  debentures to common
  stock                      --       --      46,690      1      2,378          --         --        2,379
Shares issued in ex-
  change for NHR/
  OP, L.P. units             --       --      94,440      1      1,286          --         --        1,287
Dividends to common
  shareholders ($1.33
  per share)                 --       --          --     --         --          --    (12,752)     (12,752)

BALANCE AT 12/31/99          -- $     --   9,588,823   $ 96   $135,268    $ 17,047  $ (25,264)    $127,147

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998




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

     At December 31, 1997, NHC transferred certain assets and liabilities to NHR and NHR/OP, L.P. in exchange for 8,237,423 shares of NHR common stock and 1,310,194 limited partnership units of NHR/OP, L.P. NHC then distributed the common stock of NHR and the limited partnership units of NHR/OP, L.P. to NHC's unitholders at the rate of one share or one unit for each NHC unit outstanding on the record date of December 31, 1997. The limited partnership units of NHR/OP, L.P. were distributed to certain NHC unitholders in order to protect the REIT status of NHR. NHR/OP, L.P. is a Delaware limited partnership that is the operating entity of NHR and is 89% owned by NHR. NHR and NHR/OP, L.P. are collectively referred to herein as "NHR".

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

     Federal Income Taxes - NHR intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHR will not be subject to federal income tax provided it distributes at least 95% of its annual REIT taxable income to its stockholders and meets other requirements to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHR's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHR.

     The primary difference between NHR's tax basis and the reported amounts of NHR's assets and liabilities is a higher tax basis than book basis (by approximately $11,562,000) in its real estate properties.

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

     Other Assets - Other assets include NHR's $300,000 investment in Summerfield Development LLC (Summerfield). Summerfield is a related party of NHR, since certain members of NHR's management and board of directors are also members of Summerfield. NHR carries its investment in Summerfield at cost in the consolidated balance sheets.

     Rental Income - Rental income is recognized by NHR based on the terms of NHR's leases.

     Mortgage Interest Income - Mortgage interest income is recognized by NHR based on the interest rates and principal amounts outstanding of the mortgage notes receivable. NHR's policy related to mortgage interest income on nonperforming mortgage loans is to not recognize unpaid mortgage interest income in excess of 90 days.


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

     Leases - Concurrent with NHC's conveyance of the real property to NHR, NHR leased to NHC each of the facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. NHR accounts for the leases as operating leases.

     During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each year after 1999, NHC must pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each facility in such later year exceed the gross revenues of such facility in 1999. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Rental income from NHC was $15,485,000 and $13,570,000 during 1999 and 1998, respectively.

     NHC has a right of first refusal with NHR to purchase any of the properties transferred from NHC should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     At December 31, 1999, the approximate future minimum base rent commitments to be received by NHR on non-cancelable operating leases with NHC are as follows:

                    2000                 $15,485,000
                    2001                  15,485,000
                    2002                  15,485,000
                    2003                  15,485,000
                    2004                  15,485,000
                    Thereafter            46,455,000

     NHC has stated in its financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act. The outcome of this lawsuit could have a material adverse impact on the financial position, results of operations and cash flows of NHC and NHC's resultant ability to make its lease payments to NHR.

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

     Advisory Agreement - NHR has entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to NHR by NHC as Advisor. The Advisor is subject to the supervision of and policies established by NHR's Board of Directors. Either party may terminate the Advisory Agreement on 90 days notice at any time.

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 1999 and 1998, NHR's compensation to NHC under the Advisory Agreement was $506,000 and $471,000, respectively.

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


NOTE 4.  REAL ESTATE PROPERTIES

     The following table summarizes NHR's real estate properties by type of facility and by state as of December 31, 1999:
                                                  Buildings, Im-
                               Number             provements and
                                of                Construction   Accumulated
Facility Type and State      Facilities  Land     In Progress    Depreciation

(dollar amounts in thousands)

Long-Term Care Centers:
Florida                         6       $  5,775  $  40,445      $ 4,192
Missouri                        1            123      3,728          416
South Carolina                  7          6,145     36,323        4,130
Tennessee                       2            874     11,474          826
 Total Long-Term Care Centers  16         12,917     91,970        9,564

Assisted Living Facilities:
Alabama                         1            268      5,468          635
Florida                         3          3,414     19,244        2,030
Tennessee                       2            886     13,434          955
   Total Assisted Living
       Facilities               6          4,568     38,146        3,620

Independent Living Centers:
Tennessee                       1          2,046     14,930          450
   Total Independent Living
     Centers                    1          2,046     14,930          450

     Total                     23       $ 19,531  $ 145,046      $13,634


NOTE 5.  MORTGAGE AND OTHER NOTES RECEIVABLE

     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 1999:

(dollar amounts in thousands)

         Final      Number of                                        Principal
     Payment Date     Loans        Payment Terms                      Amount
       2000             1     Monthly payments of $87,000, which
                              include interest at 10.68%.              $ 7,448

       2004           29      Monthly payments from $1,000 to $71,000,
                              which include interest at 10.25%.         51,659

       2005            5      Monthly payments from $11,000 to $35,000,
                              which include interest at 10.25%.          9,105

       2006            4      Monthly payments from $10,000 to $45,000,
                              which include interest at 10.25%.         10,309

       2014            1      Monthly payments of $38,250, which
                              include interest at 8.5%.                  4,714

       2016            1      Monthly payments of $43,000, which
                              include interest at prime rate plus 2%.    5,356

        1999-          7      Monthly payments from $5,000 to $35,000,
        2016                  which include interest ranging from prime
                              plus 2% to 12%.                            5,745
                                                                       $94,336

    Approximately $61,167,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow.

    Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. In its Form 10-Q filed with the Securities and Exchange Commission on November 19, 1999, IHS reported a net loss of $1,830,837,000 for the nine months ended September 30, 1999. IHS also has publicly disclosed that it has elected not to make interest payments on certain of its long-term debt and is in discussions with its lenders regarding restructuring of its debt. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR.

    Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on eight Florida nursing homes, totaling approximately $22.4 million at December 31, 1999, are tax exempt and are additionally secured with letters of credit issued by either Bank of Tokyo-Mitsubishi Trust Company (BOT) or Toronto Dominion Bank (TD). TD's letters of credit mature April 1,2000, and the BOT letter of credit matures April 1, 2001. FCC has agreed to provide BOT cash collateral in an amount equal to the letter of credit (approximately $8.5 million) on March 31, 2001. If FCC is unable or unwilling to refinance or cause to be extended these letters of credit, a default would occur and acceleration of the obligation could be declared, resulting in a foreclosure action against NHR's collateral. Currently NHR does not have sufficient liquidity to purchase the first mortgage debt, thus the value of its second mortgage notes could be substantially impaired, with a resulting loss of income.

    As of December 31, 1999, NHR holds mortgage notes receivable of $11,612,000 from American Healthcare Corporation (AHC). Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

    NHR has not received its monthly principal and interest payments on the AHC loans since June, 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. On September 22, 1999, NHR filed a Motion for Partial Summary Judgment to allow it to foreclose on the first and second mortgages. The Company does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings. While the Company has not obtained an independent, third-party appraisal, NHR believes that the collateral will be sufficient to recover its loan balance and accrued interest.

    In the opinion of management, NHR maintains adequate collateral, including first and second mortgages, certificates of need, personal guarantees and stock pledges on its mortgage and other notes receivable. Management continually monitors the status of its debtors and evaluates the recoverability of its mortgage and other notes receivable on an instrument by instrument basis.


NOTE 6.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Mortgage and other notes receivable - The fair value of NHR's mortgage and other notes receivable is estimated based on the current rates offered by NHR and other REITs and financial institutions for the same or similar types of mortgage and other notes receivable of the same or similar maturities.

    Interest and rent receivable - The carrying amount approximates the fair value because of the short term nature of these receivables.

    Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

    Long-term debt - The fair value of NHR's long-term debt is estimated based on the current rates offered to NHR and other REITs for debt of the same remaining maturities.

    Payables and accrued expenses - The fair value approximates the carrying amount because of the short term nature of these liabilities.

    The estimated fair values of NHR's financial instruments are as follows:

December 31                           1999                     1998
                                -------------------      --------------------
(in thousands)                  Carrying                  Carrying
                                Amount    Fair Value      Amount    Fair Value

Mortgage and other notes
   receivable                   $  94,336 $  94,336       $ 93,099  $ 93,099
Interest and rent receivable          801       801            367       367
Cash and cash equivalents           2,576     2,576          2,897     2,897
Long-term debt                   (101,619) (101,619)     (103,628) (103,628)
Payables and accrued expenses      (4,146)   (4,146)       (4,012)   (4,012)


NOTE 7. LONG-TERM DEBT

 Long-term debt consists of the following:
                                   Weighted Average     Final          Principal Amount
(dollar amounts in thousands)      Interest Rate     Maturities     1999               1998
Term loan, interest only payable
   quarterly, effective March 21,
   2000, principal and interest        Variable,
   payable quarterly                     6.4%            2002      $ 90,219       $90,500

Senior secured notes, principal and interest
   payable semiannually                  8.3             2003         3,030         3,895

Senior secured notes, principal and interest
   payable semiannually                  8.4             2005         5,170         6,033

First mortgage revenue bonds, interest
   payable monthly, principal due       Variable,
   at maturity                           4.7             2011         3,200         3,200
                                                                   $101,619      $103,628

     The aggregate principal maturities of all long-term debt for the five years subsequent to December 31, 1999 are as follows:

                    2000                $ 3,196,000
                    2001                  5,477,000
                    2002                 86,727,000
                    2003                  1,294,000
                    2004                    861,000

     Substantially all real estate property and certain mortgage and other notes receivable are pledged as collateral on the long-term debt.

     Certain loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. All such covenants have been met by NHR.

NOTE 8.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

     At December 31, 1999, NHR is obligated to issue at the election of the holders 15,000 shares of its common stock related to stock options (the NHC Options) originally issued by NHC. The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. NHR has reserved an additional 15,000 shares of common stock for the exercise of the NHC options.

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

     NHR is aware of certain income tax contingencies with regards to limitations on ownership of its stock that could impact NHR's status as a REIT. In order to fully resolve the contingencies, NHR is in the process of requesting from the Internal Revenue Service ("IRS") a closing agreement regarding the contingencies. NHR's management, based on its discussions with its legal counsel, understands that other REITs have been successful in obtaining closing agreements with the IRS regarding REIT qualification issues. However, it is possible that the IRS will not rule in favor of NHR. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHR's financial statements taken as a whole and could also result in the loss of NHR's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHR.


NOTE 9.  STOCK OPTION PLAN

     The stockholders of NHR have approved the 1997 Stock Option and Appreciation Rights Plan under which options to purchase shares of NHR's common stock are available for grant to consultants, advisors, directors and employees of NHR at a price no less than the market value of the stock on the date the option is granted. The vesting period and maximum term of the options is six years. The following table summarizes option activity:

                                                              Weighted Average
                                            Number of              Exercise
          Options Outstanding                Shares                  Price
          Outstanding December 31, 1997        ---                       ---
          Options granted                   15,000                     18.88
          Options exercised                    ---                       ---

          Outstanding December 31, 1998     15,000                     18.88
          Options granted                  382,000                      8.50
          Options exercised                    ---                       ---

          Outstanding December 31, 1999    397,000                      8.89


     At December 31, 1999, all options outstanding are exercisable. Exercise prices on the options range from 8.38 to 18.88. The weighted average contractual life of options outstanding at December 31, 1999 is 5.6 years. NHR has reserved 397,000 shares of common stock for issuance under the stock option plans.

     NHR has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS
123). As a result, no compensation cost has been recognized for NHR's stock option plans. Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHR's pro forma earnings and earnings per share.


NOTE 10.  EARNINGS PER SHARE

     NHR has calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based on net income as reported in the consolidated statements of income and the weighted average number of common shares outstanding during the year.

     Diluted earnings per share assumes the exercise of stock options as well as the NHC Options into shares of NHR common stock using the treasury stock method. For purposes of calculating diluted earnings per share, there is no adjustment to net income as reported in the consolidated statements of income.


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


NOTE 12.  DIVIDENDS

     Dividend payments by NHR to its common stockholders are characterized in the following manner for tax purposes in 1999:

Dividend          Taxable as                     Non-Taxable
Payment            Ordinary       Taxable as     Return of
  Date              Income        Capital Gains  Capital         Totals

April 15, 1999      $ .315          $    ---     $ .0175        $ .3325
July 15, 1999         .315               ---       .0175          .3325
October 15, 1999      .315               ---       .0175          .3325
January 14, 2000      .315               ---       .0175          .3325
                    $1.260          $    ---     $ .0700        $1.3300

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

                                             Current        Officer of
                                             Term as           NHC's
                                             Director       Predecessor
Name                          Age             Expires          Since

J. K. Twilla                  73               2001               ---
Robert G. Adams               53               2000              1985
Olin O. Williams              69               2000               ---
W. Andrew Adams               54               2002              1973
Ernest G. Burgess, III        59               2002              1975
Richard F. LaRoche, Jr.       54               ----              1974

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

     Mr. Burgess (Director) is a retired Senior Vice President of NHC. He has an M.S. degree from the University of Tennessee. He also serves on the Board of National HealthCare Corporation.

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



                            ITEM 11
                     EXECUTIVE COMPENSATION

     Outside directors receive $2,500 per meeting attended. All directors attended all three board meetings in 1999. In addition, outside directors receive an automatic stock option to each purchase 5,000 shares of NHR common stock at a purchase price equal to the closing price of the Shares on the date of NHR's annual meeting, presently scheduled for May 24, 2000.

     NHR's day to day operations are conducted by personnel provided by NHC. NHR has three executive officers, W. Andrew Adams as President, Robert G. Adams as Vice President and Richard F. LaRoche, Jr., as Vice President and Secretary, all of whom are also officers of NHC and NHI. These three executive officers may receive a bonus for their work for NHR, which is paid by NHC and credited against the advisory fee; however, no bonus as yet has been declared or paid to them for 1999.

     The following Table I sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officers of the Company:

                                          TABLE I
                               NATIONAL HEALTH REALTY, INC.
                                SUMMARY COMPENSATION TABLE
                                           1999
                                                                                    Long Term Compensation
                                                                        ----------------------------------------
                           Annual Compensation (1)                              Awards                Payouts
----------------------------------------------------------------------  --------------------------  ------------
       (a)                (b)       (c)       (d)             (e)            (f)          (g)          (h)             (i)
                                                          Other annual  Restricted                               All Other
Name and Principal                                        Compensation  Stock Awards  Options/SARs  LTIP Payouts Compensation
Position                  Year    Salary($)  Bonus($)(2)  ($)
------------------        ----    ---------  -----------  ------------- ------------  ------------  ------------
Andrew Adams              1999    $   ---           (3)            ---          ---           ---         ---            ---
President & CEO           1998        ---       100,000            ---          ---           ---         ---            ---
                          1997        ---     1,486,843            ---          ---           ---         ---            ---

Robert G. Adams           1999        ---           (3)            ---          ---           ---         ---            ---
Senior Vice President     1998        ---       100,000            ---          ---           ---         ---            ---
and COO                   1997        ---       594,258            ---          ---           ---         ---            ---

Richard F. LaRoche, Jr.   1999        ---           (3)            ---          ---           ---         ---            ---
Sr. VP & Secretary        1998        ---       100,000            ---          ---           ---         ---            ---
                          1997        ---       796,355            ---          ---           ---         ---            ---

 1Compensation deferred at the election of an executive has
  been included in column (d).
 2These officers also received compensation from National Health
  Investors, Inc. and National HealthCare Corporation which are disclosed in those Company's Form 10-K or proxy statements.
 3No bonus has yet been declared or paid for 1999.

                                         TABLE II
                               NATIONAL HEALTH REALTY, INC.
                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     December 31, 1999
                                                                                                      Potential Realizable Value
                                                                                                      at Assumed Annual Rates of
                                                                                                      Unit Price Appreciation
                                               Individual Grants                                      for Option Term2
----------------------------------------------------------------------------------------------------- --------------------
       (a)                             (b)            (c)            (d)                 (e)              (f)          (g)
                                                   % of Total
                                                   Options/SARs
                                                   Granted to
                                   Options/SARs    Employees in   Exercise or Base
 Executive Officers                Granted (#)(1)  Fiscal Year    Price ($/Sh)       Expiration Date     5%($)        10%($)
----------------------------------------------------------------------------------------------------------------------------
W. Andrew Adams,
President & CEO                       44,000            11.5%          8.375                10/13/05     101,810      224,973
Robert G. Adams, Sr. VP               32,000             8.4%          8.375                10/13/05      73.920      163,617
Richard F. LaRoche, Jr., Sr. VP       32,000             8.4%          8.375                10/13/05      73,920      163,617

    Directors
J. K. Twilla                           5,000             1.3%        $18.875         January 5, 2003         -0-          -0-
Olin O. Williams                       5,000             1.3%        $18.875         January 5, 2003         -0-          -0-
Ernest G. Burgess, III                 5,000             1.3%        $18.875         January 5, 2003         -0-          -0-

1No options have been awarded to Executive Officers
2Based on remaining option term (if any) and annual compounding over December 31, 1998 average stock price of $11.44 per share.

                                         TABLE III
                               NATIONAL HEALTH REALTY, INC.
                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES
                                     December 31, 1999
                                                                             Number of Unexercised        Value of Unexercised In-
                                                                             Options/SARs at FY-End (#)   the Money Options/Sars
                                                                                                          at FY-End($)

                                   Shares Acquired   Value Realized ($)(1)   Exercisable/                 Exercisable/
    Executive Officers             on Exercise(#)                            Unexercisable                Unexercisable
-------------------------------------------------------------------------------------------------------------------------
W. Andrew Adams, President & CEO             ---                   ---            44,000                         ---
Robert G. Adams, Sr. VP                      ---                   ---            32,000                         ---
Richard F. LaRoche, Jr., Sr. VP              ---                   ---            32,000                         ---

       Directors
J. K. Twilla                                 ---                   ---            10,000                         ---
Olin O. Williams                             ---                   ---            10,000                         ---
Ernest G. Burgess, III                       ---                   ---            10,000                         ---

1Market value of underlying securities at exercise date, minus the exercise or base price.

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

     Pursuant to the automatic grant provisions of the plan, the three non-NHC affiliated directors have each received options to purchase shares at $11.50 on April 26, 1999 and at $18.875 on January 5, 1999. The outside directors have not exercised any of the 1998 or 1999 grants. There are currently 79,802 shares available to grant under the 1997 Plan.

                                   ITEM 12
                        SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT


Names and Addresses           Number of NHR Shares          Percentage of
of Beneficial Owner           Beneficially Owned       Total NHR Shares(1)

W. Andrew Adams, President
801 Mooreland Lane
Murfreesboro, TN  37128                   1,116,180(2)              11.6%

Dr. J. K. Twilla, Director
525 Golf Club Lane
Smithville, TN  37166                        83,392                    *

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN  37139                     117,645                   1.2%

Robert  G. Adams, Director & Sr. V.P.
2217 Battleground Drive
Murfreesboro, TN  37129                     515,309                   5.4%

Ernest G. Burgess, Director
2239 Shannon Drive
Murfreesboro, TN  37129                     189,320                   2.0%

Richard F. LaRoche, Jr., Sr. V.P. & Secretary
2103 Shannon Drive
Murfreesboro, TN  37130                     410,341                   4.30%

National Health Corporation
P. O. Box 1398
Murfreesboro, TN  37133                   1,271,147(2)                13.2%

The Nicholas Fund, Inc.
and Albert O. Nicholas
700 North Water Street
Milwaukee, WI 53202                       1,153,428(3)               12.0%

T. Rowe Price Assoc., Inc. and
T. Rowe Price Small-Cap V. Fund
P. O. Box 17218
Baltimore, MA 21297-7218                  1,152,500(4)               12.0%

All Executive Officers and Directors
 of NHR                                   2,432,187                  25.4%


(1)       Based on 9,588,823 shares outstanding at December 31, 1999.

(2) Included as shares beneficially owned are units of limited partnership interest in NHR/OP, L.P., the Company's operating subsidiary.
          Although these units cannot vote, they may be exchanged for shares of the Company's common stock. This exchange has income tax con-sequences to the holder, but not the Company. Stock option shares are also included, even though not exercised.

(3) These securities are owned by an individual investor and by various mutual funds. For purposes of the reporting requirements of the Securities Exchange Act of 1934, The Nicholas Fund is deemed to be a beneficial owner of such securities; however, The Nicholas Fund expressly disclaims that it is, in fact, the beneficial owner of such securities. This ownership is not used for real estate investment trust purposes.

(4) These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
          This ownership is not used for real estate investment trust purposes.


                            ITEM 13
         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Assumed Liabilities

     NHR was transferred the Healthcare Facilities subject to Assumed Liabilities of approximately $86.4 million at December 31, 1997. NHR immediately repaid $71.6 million of the Assumed Liabilities with the proceeds of the NHR Credit Agreement in the amount of $75 million with the Bank of Tokyo/Mitsubishi as Agent. The balance of the Assumed Liabilities includes $11.6 million of secured liabilities at fixed rates of 8.4% and 8.3%, which are amortizing and will be paid in full by the end of the calendar year 2005 and $3.2 million of first mortgage revenue bonds at variable rates (4.7% at December 31, 1999) due in 2011.

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

     Compensation

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of (I) two percent (2%) of NHR's gross consolidated revenues calculated according to generally accepted accounting principles, or (ii) the actual expenses incurred by NHC as outlined in the Advisory Agreement. The actual amount paid in 1999 was $506,000.

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

          (2)  Financial Statement Schedules

          The Financial Statement Schedules and Report of Independent Public Accountants on Financial Statement Schedules are listed in Exhibit 13.

          (3)  Exhibits:

          Reference is made to the Exhibit Index of this Form 10-K Annual
          Report.

b)        Reports on Form 8-K: None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 30th day of March, 2000.

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

               Signature                Title                    Date


/s/ W. Andrew Adams           President & Director               March 30, 2000
W. Andrew Adams               Principal Executive Officer


/s/ Richard F. LaRoche, Jr.   Secretary and Director             March 30, 2000
Richard F. LaRoche, Jr.       Principal Financial Officer


/s/ J. K. Twilla              Director                           March 30, 2000
J. K. Twilla


/s/ Robert G. Adams           Director                           March 30, 2000
Robert G. Adams


/s/ Olin O. Williams          Director                           March 30, 2000
Olin O. Williams


/s/ Ernest G. Burgess, III    Director                           March 30, 2000
Ernest G. Burgess, III

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

     The 1999 financial statements, together with the Report of Independent Public Accounts, listed in the above index are filed herewith.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Realty, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of National Health Realty, Inc. included in Item 8 of this Form 10-K, and have issued our report thereon dated January 18, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 18, 2000

                               NATIONAL HEALTH REALTY, INC.
                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 1999

     Column A       Column B        Column C          Column D   Column E               Column F    Column G    Column H

                                                Cost capitalized           Gross amount
                                 Initial Cost    subsequent to            at which carried
                                  to Company      acquisition            at close of period        Accumulated
                  Encum-            Building & Improve- Carrying        Buildings &             Depre-   Date of  Date
Description       brances    Land   Improve.   ments     Costs    Land  Improvements  Total     ciation  Constr.  Acquired
-----------       -------    ----   --------   --------  -------- ----  ------------  -----     -------  ------   --------
                                           (dollars in thousands)
Health Care Centers (6)
  Florida          $52,207  $5,775  $40,445   $   ---   $  ---    $ 5,775  $ 40,445   $ 46,220   4,192   N/A      12/31/97

Health Care Centers (1)
  Missouri           4,650     123    3,728       ---      ---        123     3,728      3,851     416   N/A      12/31/97

Health Care Centers (7)
  South Carolina    21,541   6,145   36,323       ---      ---      6,145    36,323     42,468   4,130   N/A      12/31/97

Health Care Centers (2)
  Tennessee            ---     874   11,474       ---      ---        874    11,474     12,348     826   N/A      12/31/97

Assisted Living Facilities(1)
  Alabama              390     268    5,468       ---      ---        268     5,468      5,736     635   N/A      12/31/97

Assisted Living Facilities(3)
  Florida            3,761   3,414   19,244       ---      ---      3,414   19,244     22,658   2,030   N/A       12/31/97

Assisted Living Facilities(2)
  Tennessee            410     886   13,434       ---      ---       886    13,434     14,320     955    N/A      12/31/97

Retirement Centers (1)
  Tennessee            ---   2,046   14,930       ---      ---     2,046    14,930     16,976     450    N/A      12/31/97
                    ------  ------  -------     -----    -----    ------   -------    -------   -----
                   $82,959 $19,531 $145,046    $  ---   $  ---   $19,531  $145,046   $164,577 $13,634
                    ======  ======  =======     =====    =====    ======   =======    =======  ======

(A)    See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(B) The aggregate cost for federal income tax purposes is approximately $169,309,000.

(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

                                        NATIONAL HEALTH REALTY, INC.
                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    FOR THE YEAR ENDED DECEMBER 31, 1999

                                             12/31/99           12/31/98     12/31/97
                                                        (in thousands)
Investment in Real Estate:
  Balance at beginning of period             $165,489          $144,615      $    ---
  Transfers from National
     HealthCare Corporation                       ---               ---       144,615
  Additions through cash expenditures             ---            20,874           ---
  Cost of real estate sold                       (912)              ---           ---
  Balance at end of year                     $164,577          $165,489      $144,615


Accumulated Depreciation:
  Balance at beginning of period             $  6,579          $    ---      $    ---
  Addition charged to costs and expenses        7,055             6,579           ---
  Balance at end of year                     $ 13,634           $ 6,579      $    ---

                                        NATIONAL HEALTH REALTY, INC.
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                    FOR THE YEAR ENDED DECEMBER 31, 1999
       Column A        Column B          Column C      Column D  Column E   Column F         Column G         Column H
                                                                                                            Principal Amount
                                                                                                            of Loans Subject
                                          Final         Monthly              Original                        to Delinquent
                       Interest          Maturity       Payment    Prior    Face Amount    Carrying Amount  Principal or
Description              Rate              Date          Terms     Liens    Of Mortgages   of Mortgages       Interest
-----------            --------          --------       -------    -----    ------------   ---------------  ----------------
     (dollars in thousands)
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Clearwater, Jacksonville
Largo, Pinellas,
Sun City and Tampa                      October, 2004-
     Florida (A)(B)      10.25%         March, 2006       $ 388    None     $ 36,982          $ 35,239            None

Lake City and Pensacola,
     Florida (D)         10.25%         Nov., 2004          111    None       10,729            10,412            None

Brownsburg, Ladoga, and
Plainfield, Indiana(E)   10.68%         On demand            87    None        7,448             7,448            $7,448

Sarasota, Florida(F)     Prime rate     Sept., 2016          51    None        6,137             6,118            None
                         plus 2%

Ocoee, Florida(G)        8.5%           Sept., 2014          43    None        5,438             5,026            None
                         plus 2%

First Mortgage Revenue Bonds:
Castleton Bonds          10%            May, 2013            19    None        1,819             1,684            None
Second Mortgages:
Gainesville, Ocala, Orlando,
N. Miami Beach,
Port St. Lucie, Vero Beach,
W. Palm Beach and Winter Haven,
     Florida(A)(C)       10.25%         Oct., 2004-         272    None       26,864            25,928            None
                                        Sept., 2006
Brownsburg, Indianapolis,
Ladoga and Plainfield,
     Indiana(H)          12%            On demand            35    None        2,618             2,481            2,481
                                                                                               $94,336

(A) Approximately $61,167,000 mortgage and other notes receivable are due from a single debtor that operates 14 licensed nursing centers in Florida.
(B)  Balloon payments of approximately $29,234,000 due at maturity.
(C)  Balloon payments of approximately $22,034,000 due at maturity.
(D)  Balloon payment of approximately $8,430,000 due at maturity.
(E)  Balloon payment of approximately $7,448,000 due at maturity.
(F)  Balloon payment of approximately $5,570,000 due at maturity.
(G)  Balloon payment of approximately $3,334,000 due at maturity.
(H)  Balloon payment of approximately $2,481,000 due at maturity.

(1)  See Note 5 of Notes to Consolidated Financial Statements.
(2)  For tax purposes, the cost of investments is the carrying amount.

                                        NATIONAL HEALTH REALTY, INC.
                           SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                                    FOR THE YEAR ENDED DECEMBER 31, 1999


                                       12/31/99       12/31/98         12/31/97
                                    (in thousands)
Reconciliation of mortgage loans:
  Balance at beginning of period        $93,099        $94,439        $    ---
  Additions:
     New mortgage loans                   7,434            ---             ---
     Transfers from National
         HealthCare Corporation             ---            ---          94,439

  Deductions during period:
     Collection of principal              6,197          1,340             ---

  Balance at end of period              $94,336        $93,099        $ 94,439

                           EXHIBIT 21
                  NATIONAL HEALTH REALTY, INC.
           SUBSIDIARY OF NATIONAL HEALTH REALTY, INC.



     Subsidiary                    State of Organization

     NHR/OP, L.P.                  Delaware

     NHR/Delaware, Inc.            Delaware

                           EXHIBIT 23

           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 333-61699 and No. 333-82737.


ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 27, 2000