Form 10-Q
period 2000-03-31
NATIONAL HEALTH REALTY INC
filed 2000-05-22
CIK 1047334

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934



For quarter ended March 31, 2000            Commission file number 333-37173



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

                  Yes   x   No

9,588,823 shares of common stock were outstanding as of April 30, 2000.


                     PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)

                                                    March 31   Dec. 31
                                                      2000       1999
ASSETS                                                  (unaudited)
   Real estate properties:
       Land                                         $ 19,531        $ 19,531
       Buildings and improvements                    145,046         144,866
       Construction in progress                          ---             180
                                                     164,577         164,577
       Less accumulated depreciation                 (15,391)        (13,634)
          Real estate properties, net                149,186         150,943

   Mortgage and other notes receivable                95,628          94,336
   Interest and rent receivable                          887             801
   Cash and cash equivalents                           3,576           2,576
   Deferred costs and other assets                       466             438
          Total Assets                              $249,743        $249,094

LIABILITIES
   Debt                                             $103,619        $101,619
   Minority interest in consolidated subsidiaries     16,028          16,182
   Accounts payable and other accrued expenses           481             459
   Accrued interest                                       87              95
   Dividends payable                                   3,186           3,188
   Distributions payable to partners                     404             404
          Total Liabilities                          123,805         121,947

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                       ---            ---
   Common stock, $.01 par value:
       75,000,000 shares authorized;
       9,583,323 and 9,588,823 shares,
       respectively, issued and outstanding               96             96
   Capital in excess of par value of common stock    135,268        135,268
   Cumulative net income                              19,024         17,047
   Cumulative dividends                              (28,450)       (25,264)
          Total Stockholders' Equity                 125,938        127,147
          Total Liabilities and Stockholders'
                  Equity                            $249,743       $249,094


The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 1999 is derived from the audited financial statements at that date.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

          INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                               Three Months Ended
                                                     March 31,
                                                2000               1999
                                                    (in thousands,
                                                 except share amounts)
REVENUES:
  Rental income                           $    3,949          $    3,871
  Mortgage interest income                     2,157               2,348
  Investment interest and other income            29                  30
                                               6,135               6,249

EXPENSES:
  Interest                                     1,897               1,706
  Depreciation of real estate                  1,757               1,764
  Amortization of loan costs                      32                  10
  General and administrative                     221                 163
                                               3,907               3,643

INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES                 2,228               2,606

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                                251                 293

NET INCOME                                $    1,977          $    2,313

NET INCOME PER COMMON SHARE:
  Basic                                   $      .21          $      .24
  Diluted                                 $      .21          $      .24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                    9,588,702           9,512,885
  Diluted                                  9,603,702           9,543,224
Common dividends per share
  declared                                $    .3325          $    .3325



The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
                                                           Three Months Ended
                                                                 March 31,
                                                              2000        1999
                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 1,977   $  2,313
   Depreciation of real estate                                1,757      1,764
   Amortization of loan costs                                    32         10
   Minority interests in consolidated subsidiaries              251        293
   (Increase) decrease in interest & rent receivable            (86)        31
   Increase in other assets                                     (60)       ---
   Increase (decrease) in accounts payable and
     accrued liabilities                                         14        (22)
        NET CASH PROVIDED BY OPERATING ACTIVITIES             3,885      4,389

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable                   (1,844)       ---
   Collection of mortgage notes receivable                      552        640
        NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                         (1,292)       640

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                               2,000        ---
   Dividends paid to stockholders                            (3,188)    (3,141)
   Distribution paid to partners                               (405)      (434)
        NET CASH USED IN FINANCING ACTIVITIES                (1,593)    (3,575)

INCREASE IN CASH AND CASH EQUIVALENTS                         1,000      1,454
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,576      2,897
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 3,576   $  4,351

Supplemental Information:
   Cash payments for interest expense                       $ 1,905   $  1,724

During the three months ended
   March 31, 1999, $710,000
   of Senior Subordinated Convertible
   Notes were converted into 46,690 shares
   of NHC common stock.  NHR was obligated
   to issue NHR common stock upon the
   conversion of the Notes:
     Common stock                                           $   ---   $      1
     Capital in excess of par                               $   ---   $ (2,379)
     Minority interest in consolidated subsidiaries         $   ---   $  2,378

During the three months ended March 31, 1999,
   94,440 units of NHR/OP, L.P. units were
   exchanged for 94,440 shares of NHR common
   stock
     Common stock                                           $   ---   $      1
     Capital in excess of par                               $   ---   $ (1,287)
     Minority interest in consolidated subsidiaries         $   ---   $  1,286

The accompanying notes to interim condensed consolidated financial statements
are an integral part of these financial statements.             4

                     NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
          INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (dollars in thousands)
                         Cumulative Convertible                   Capital in                            Total
                             Preferred Stock       Common Stock    Excess of  Cumulative Cumulative Stockholders'
                            Shares    Amount     Shares    Amount  Par Value  Net Income  Dividends     Equity
----------------------------------------------------------------------------------------------------------------
BALANCE AT 12/31/99             --  $    --    9,588,823    $ 96   $135,268    $ 17,047  $ (25,264)    $127,147
Net income                      --       --           --      --         --       1,977         --        1,977
Shares canceled                 --       --       (5,500)     --         --          --         --           --
Dividends to common
  shareholders ($.3325
  per share)                    --       --           --      --         --          --     (3,186)      (3,186)

BALANCE AT 3/31/00              --  $    --    9,583,323    $ 96   $135,268    $ 19,024  $ (28,450)    $125,938

BALANCE AT 12/31/98             --  $    --    9,447,693    $ 94   $131,604    $  8,267  $ (12,512)    $127,453
Net income                      --       --           --      --         --       2,313         --        2,313
Shares issued in con-
  version of con-
  vertible debentures
  to common stock               --       --       46,690       1      2,379          --         --        2,380
Shares issued in exchange
 for NHR/OP, L.P. Units         --       --       94,440       1      1,287          --         --        1,288
Dividends to common
  shareholders ($.3325
  per share)                    --       --           --      --         --          --     (3,188)      (3,188)
                              ----     ----    ---------    ----   --------    --------  ---------     --------
BALANCE AT 3/31/99              --  $    --    9,588,823    $ 96   $135,270    $ 10,580  $ (15,700)    $130,246



The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2000
                           (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES:

          The unaudited financial statements furnished herein in the opinion of the management include all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National
Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. NHR assumes that users of the interim financial statements herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year ended December 31, 1999, and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in the Company's most recent annual report to stockholders have been omitted. The interim financial information contained herein is not necessarily indicative of the results that may be expected for a full year because of various reasons including changes in interest rates, rents and the timing of debt and equity financings.


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

                                                Three           Three
                                             Months Ended    Months Ended
                                            March 31, 2000   March 31, 1999
BASIC:
Weighted average common shares                  9,588,702       9,512,885
Net income available to common shareholders   $ 1,977,000     $ 2,313,000

Net income per common share                   $       .21     $       .24

DILUTED:
Weighted average common shares                  9,588,702       9,512,885
Stock options                                      15,000          15,000
Shares issuable upon conversion of NHC
 subordinated convertible notes                       ---          15,339
Average common shares outstanding               9,603,702       9,543,224

Net income available to common shareholders   $ 1,977,000     $ 2,313,000

Net income per common share                   $       .21     $       .24

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2000
                           (Unaudited)

NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

          At March, 31, 2000, NHR is obligated to issue at the election of the holders 15,000 shares of its common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. NHR has reserved an additional 15,000 shares of common stock for the exercise of the NHC options.

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

          NHR is aware of certain income tax contingencies with regards to limitations on ownership of its stock that could impact NHR's status as a REIT. In order to fully resolve the contingencies, NHR is in the process of requesting from the Internal Revenue Service (IRS) a closing agreement regarding the contingencies. NHR's management, based on its discussions with its legal counsel, understands that other REITs have been successful in obtaining closing agreements with the IRS regarding REIT qualification issues. However, it is possible that the IRS will not rule in favor of NHR. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHR's financial statements taken as a whole and could also result in the loss of NHR's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHR.


NOTE 4. MORTGAGE PREPAYMENT CONTINGENCY:

          Approximately $61,000,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 2000
                           (Unaudited)


          Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. IHS has publicly disclosed that it has elected not to make interest payments on certain of its long-term debt and is in discussions with its lenders regarding restructuring of its debt. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of March 31, 2000.

          Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes, total approximately $22.4 million at December 31, 1999, are tax exempt and are additionally secured with letters of credit issued by either Bank of Tokyo-Mitsubishi Trust Company (BOT) or Toronto Dominion Bank
(TD). On April 25, 2000, FCC replaced the TD and BOT letters of credit with one issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.


NOTE 5.  FORECLOSURE ON MORTGAGES RECEIVABLE:

          As of March 31, 2000, NHR holds mortgage notes receivable of $11,612,000 from American Healthcare Corporation (AHC). Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

          NHR has not received its monthly principal and interest payments on the AHC loans since June, 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. On September 22, 1999, NHR filed a Motion for Partial Summary Judgment to allow it to foreclose on the first and second mortgages and is awaiting the ruling of the trial judge.
The Company does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings. While the Company has not obtained an independent, third-party appraisal, NHR believes that the collateral will be sufficient to recover its loan balance and accrued interest.

          NHR's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral, but not to exceed 90 days of unpaid mortgage interest income.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 2000
                           (Unaudited)


NOTE 6. DEBT

          As of March 31, 2000, NHC and NHI were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. In addition, NHI no longer meets a requirement that its senior unsecured debt be rated investment grade by Standard & Poor's and Moody's Investment Services. As of March 31, 2000, the total debt balance on the loan was $25,892,000, of which $8,200,000 is the primary obligation of NHR. NHR is not obligated on nor has NHR guaranteed the remaining balance of the loan.
As result of NHI not being rated investment grade, NHI has been delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 15, 2000, the $25,892,000 in outstanding notes. If NHI is forced to purchase the notes and does not do so, the holders could accelerate the payment of NHR's $8,200,000 obligation. If NHR is called on to pay off the debt that it is obligated on, and fails to make such payments, other debt owed by NHR totaling $95,444,000 could be accelerated due to cross-default provisions in NHR's various other debt agreements. These events would have a material adverse impact on the financial position and cash flows of NHR.
NHR, NHC and NHI are seeking to refinance the related obligation and are in negotiations with the note holders to resolve the financial covenant violations and investment grade rating violation issues. However, at the current time, NHR is unable to determine the outcome of those discussions. Regardless of whether the notes are purchased by NHI or refinanced, the note holders may assert that NHR is obligated to pay a "make-whole" payment to the note holders to compensate them for lost interest income on this investment.
Neither the legal existence of this duty in these circumstances nor the amount of the "make-whole" payment has been determined by the note holders; however, such a payment, if made, could have a material adverse impact on the financial position, results of operations and cash flows of NHR.


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

Competitive Restrictions

          NHR entered into an advisory services agreement with NHC pursuant to which NHC will provide NHR with investment advice, office space and personnel. This agreement also provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets conveyed to it by National HealthCare L.P.
                                9

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                         March 31, 2000
                          (Unaudited)


Capital Resources and Liquidity

          The assets of NHR as of March 31, 2000 include mortgage and other notes receivable (book value of $95,628,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facil-ities and one independent living center (total book value of $149,186,000). Long-term debt of $103,619,000 includes a term loan with a principal amount of $92,218,000 which matures in 2002.

FCC Notes

     Approximately $60,673,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. However, no dividend reductions are expected in the near future.

     Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. IHS has publicly disclosed that it has elected not to make interest payments on certain of its long-term debt and is in discussions with its lenders regarding restructuring of its debt. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of March 31, 2000.

    Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on eight Florida nursing homes, totaling approximately $22.4 million at December 31, 1999, are tax exempt and are additionally secured with letters of credit issued by either Bank of Tokyo-Mitsubishi Trust Company (BOT) or Toronto Dominion Bank (TD). On April 25, 2000, FCC replaced the TD and BOT letters of credit with one issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.


Loan Foreclosure

          As of March 31, 2000, NHR holds mortgage notes receivable of $11,612,000 from American Healthcare Corporation. Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 2000
                           (Unaudited)


          NHR has not received its monthly principal and interest payments on these loans since June, 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. On September 22, 1999, NHR filed a Motion for Partial Summary Judgment to allow it to foreclose on the first and second mortgages and is awaiting the ruling of the trial judge. The Court, has heard this motion, but not yet ruled. NHR does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings. While NHR has not obtained an independent, third-party appraisal, it believes that the collateral will be sufficient to recover its loan balance and accrued interest.

          NHR's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral, but not to exceed 90 days of unpaid mortgage interest income.

Sources and Uses of Funds-

          NHR's leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2000 in the amount of $3,885,000 compared to $4,389,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The year to year decrease is due primarily to decreased net income and by increases in interest and rent receivable and other assets.

          Cash flows used in investing activities during the first three months of 2000 included the net investment of $1,292,000 in new mortgage notes receivable compared to collections on mortgage notes receivable of $640,000 in the prior period.

          Cash flows from financing activities for the first three months of 2000 included $2,000,000 of borrowings against the credit facility compared to no borrowings in the prior period. Also, cash flows used in financing activities included $3,188,000 to pay dividends to stockholders ($3,141,000 last year), and $405,000 to pay cash distributions to partners ($434,000 last year).

Dividends

          NHR intends to pay quarterly distributions to its stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 95% of NHR's taxable income be distributed annually. The primary source for distributions will be rental and interest income NHR earns on the real property and mortgage notes receivable. It is estimated that cash distributions in the amount of $1.33 per share will be declared for payment for 2000.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 2000
                           (Unaudited)
Debt-

          As of March 31, 2000, NHC and NHI were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. In addition, NHI no longer meets a requirement that its senior unsecured debt be rated investment grade by Standard & Poor's and Moody's Investment Services. As of March 31, 2000, the total debt balance on the loan was $25,892,000, of which $8,200,000 is the primary obligation of NHR. NHR is not obligated on nor has NHR guaranteed the remaining balance of the loan.
As result of NHI not being rated investment grade, NHI has been delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 15, 2000, the $25,892,000 in outstanding notes. If NHI is forced to purchase the notes and does not do so, the note holders could accelerate the payment of NHR's $8,200,000 obligation. If NHR is called on to pay off the debt that it is obligated on, and fails to make such payments, other debt owed by NHR totaling $95,444,000 could be accelerated due to cross-default provisions in NHR's various other debt agreements. These events would have a material adverse impact on the financial position and cash flows of NHR.
NHR, NHC and NHI are seeking to refinance the related obligation and are currently in negotiations with the note holders to resolve the financial covenant violations and investment grade rating violation issues. However, at the current time, NHR is unable to determine the outcome of those dis-cussions. Regardless of whether the notes are purchased by NHI or refinanced, the note holders may assert that NHR is obligated to pay a "make-whole" payment to the note holders to compensate them for lost interest income on this investment. Neither the legal existence of this duty in these circumstances nor the amount of the "make-whole" payment has been determined by the note holders; however, such a payment, if made, could have a material adverse impact on the financial position, results of operations and cash flows of NHR.


Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

          Net income for the three months ended March 31, 2000 is $1,977,000 versus $2,313,000 for the same period in 1999, a decrease of 14.5%. Diluted earnings per common share decreased 3 cents or 12.5% to 21 cents in the 2000 period from 24 cents in the 1999 period.

          Total revenues for the three months ended March 31, 2000 decreased $114,000 or 1.8% to $6,135,000 from $6,249,000 for the three months ended
March 31, 1999. Revenues from rental income increased $78,000 or 2.0% when compared to the same period in 1999. Revenues from mortgage interest decreased $191,000 or 8.1% in 2000 as compared to the same period in 1999.

          The increase in rental income is due primarily to the recognition of percentage rent. Percentage rent is being earned for the first time in 2000 and is calculated as 3% of the amount by which gross revenues of each rental property in the current year exceeds gross revenues at such rental property in the base year, usually 1999.

          The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments and due to the discontinuation of interest income recognition on the notes receivable from American Healthcare Corporation.

          Total expenses for the 2000 three month period increased $264,000 or 7.2% to $3,907,000 from $3,643,000 for the 1999 three month period. Interest expense increased $191,000 or 11.2% in the 2000 three month period as compared to the 1999 period. Depreciation of real estate decreased $7,000 or .4%. General and administrative costs increased $58,000 or 35.6%.

          Interest expense increased primarily due to increased rates of interest on variable rate debt.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 2000
                           (Unaudited)


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

          As previously mentioned, one of NHR's mortgagees is currently subject to foreclosure proceedings. As of March 31, 2000, NHR has accrued but not received $424,000 of interest on these mortgages. Consistent with the NHR 's policy on recognition of mortgage interest income, NHR has discontinued recognition of mortgage interest income after approximately 90 days. NHR does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings.

          The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC and, in turn, may negatively impact FCC's ability to refinance approximately $22.4 million of first mortgage debt superior to NHR's second mortgage notes of $25 million. See the discussion above under the caption "FCC Notes". In its Form 10-K filed with the Securities and Exchange Commission on April 12, 2000, IHS reported a net loss of $2,239,927,000 for the year ended December 31, 1999. IHS also has publicly disclosed that it has elected not to make interest payments on certain of its long-term debt and is in discussions with its lenders regarding restructuring of its debt. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of March 31, 2000.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 2000
                           (Unaudited)


Income Taxes-

          NHR intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHR will not be subject to federal income tax provided it distributes at least 95% of its annual REIT taxable income to its stockholders and meets other require-ments to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHR's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHR.

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

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          March 31, 2000
                           (Unaudited)

          As of March 31, 2000, $95,418,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of approximately $681,000 and likewise, a reduction in interest rates would result in interest expense declining by approximately $681,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

          The remaining $5,473,000 of the Company's long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

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

                          March 31, 2000
                           (Unaudited)


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL HEALTH REALTY, INC.
                                            (Registrant)


Date   May 15, 2000                 /s/ Richard F. LaRoche, Jr.
                                    Richard F. LaRoche, Jr.
                                    Secretary



Date   May 15, 2000                 /s/ Donald K. Daniel
                                    Donald K. Daniel
                                    Principal Accounting Officer