Form 10-Q
period 2000-06-30
NATIONAL HEALTH REALTY INC
filed 2000-08-11
CIK 1047334

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


               Quarterly Report Under Section 13 of 15(d)
                 of the Securities Exchange Act of 1934



For quarter ended    June 30, 2000            Commission file number 333-37173



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

                     Yes   x   No






9,570,323 shares of common stock were outstanding as of July 31, 2000.

                     PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

             NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (in thousands, except share amounts)

                                                         June 30     Dec. 31
                                                           2000       1999
ASSETS                                                 (unaudited)
   Real estate properties:
       Land                                              $ 19,531   $ 19,531
       Buildings and improvements                         145,046    144,866
       Construction in progress                               ---        180
                                                          164,577    164,577
       Less accumulated depreciation                      (17,148)   (13,634)
          Real estate properties, net                     147,429    150,943

   Mortgage and other notes receivable                     95,116     94,336
   Interest and rent receivable                               893        801
   Cash and cash equivalents                                3,585      2,576
   Deferred costs and other assets                            456        438
          Total Assets                                   $247,479   $249,094

LIABILITIES
   Debt                                                  $102,661   $101,619
   Minority interest in consolidated subsidiaries          15,815     16,182
   Accounts payable and other accrued expenses                584        459
   Accrued interest                                            81         95
   Dividends payable                                        3,182      3,188
   Distributions payable to partners                          404        404
          Total Liabilities                               122,727    121,947

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                            ---          ---
   Common stock, $.01 par value:
       75,000,000 shares authorized;
       9,570,323 and 9,588,823 shares,
       respectively, issued and outstanding                    96         96
   Capital in excess of par value of common stock         135,324    135,268
   Cumulative net income                                   20,964     17,047
   Cumulative dividends                                   (31,632)  (25,264)
          Total Stockholders' Equity                      124,752    127,147
          Total Liabilities and Stockholders' Equity     $247,479   $249,094

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 1999 is derived from the audited financial statements at that date.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,
                                           2000          1999          2000            1999
                                          (in thousands, except share amounts)
REVENUES:
  Rental income                      $    3,949     $    3,872     $    7,898     $    7,743
  Mortgage interest income                2,204          2,366          4,361          4,714
  Investment interest and other income       32            126             61            156
                                          6,185          6,364         12,320         12,613

EXPENSES:
  Interest                                1,966          1,669          3,863          3,375
  Depreciation of real estate             1,757          1,764          3,514          3,528
  Amortization of loan and organi-
    zation costs                             13             10             45             20
  General and administrative                261            292            482            455
                                          3,997          3,735          7,904          7,378

INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES            2,188          2,629          4,416          5,235

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                           248            296            499            589

NET INCOME                           $    1,940     $    2,333     $    3,917     $    4,646

NET INCOME PER COMMON SHARE:
  Basic                              $      .20     $      .24     $      .41     $      .48
  Diluted                            $      .20     $      .24     $      .41     $      .48
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                               9,574,752      9,588,823      9,581,727      9,557,155
  Diluted                             9,592,551      9,604,086      9,598,127      9,579,956
Common dividends per share
  declared                           $    .3325     $    .3325     $    .6650     $    .6650



The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
                                                               Six Months Ended
                                                                    June 30,
                                                              2000           1999
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 3,917        $  4,646
   Depreciation of real estate                                3,514           3,528
   Amortization of loan costs                                    45              20
   Minority interests in consolidated subsidiaries              499             589
   (Increase) decrease in interest & rent receivable            (92)           (299)
   Increase in other assets                                     (65)           (312)
   Increase (decrease) in accounts payable and
     accrued liabilities                                        111             (60)
        NET CASH PROVIDED BY OPERATING ACTIVITIES             7,929           8,112

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable                   (1,928)         (2,775)
   Collection of mortgage notes receivable                    1,148             ---
        NET CASH PROVIDED BY (USED IN) INVESTING
          ACTIVITIES                                           (780)         (2,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                               2,000             ---
   Payments on long-term debt                                  (958)           (864)
   Dividends paid to stockholders                            (6,374)         (6,329)
   Distribution paid to partners                               (808)           (838)
        NET CASH USED IN FINANCING ACTIVITIES                (6,140)         (8,031)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,009          (2,694)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,576           2,897
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 3,585        $    203

Supplemental Information:
   Cash payments for interest expense                       $ 3,877        $  3,588

During the six months ended
   June 30, 1999, $710,000
   of Senior Subordinated Convertible
   Notes were converted into 46,690 shares
   of NHC common stock.  NHR was obligated
   to issue NHR common stock upon the
   conversion of the Notes:
     Common stock                                           $   ---        $     (1)
     Capital in excess of par                               $   ---        $ (2,379)
     Minority interest in consolidated subsidiaries         $   ---        $  2,380

During the six months ended June 30, 1999,
   94,440 units of NHR/OP, L.P. units were
   exchanged for 94,440 shares of NHR common
   stock
     Common stock                                           $   ---        $     (1)
     Capital in excess of par                               $   ---        $ (1,286)
     Minority interest in consolidated subsidiaries         $   ---        $  1,287

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(dollars in thousands)

                        Cumulative Convertible                   Capital in                           Total
                           Preferred Stock      Common Stock     Excess of   Cumulative Cumulative  Stockholders'
                            Shares Amount    Shares       Amount Par Value   Net Income Dividends    Equity
BALANCE AT 12/31/99             -- $     --  9,588,823    $ 96   $135,268    $ 17,047   $ (25,264)    $127,147
Net income                      --       --         --      --         --       3,917          --        3,917
Shares canceled                 --       --    (18,500)     --         56          --          --           56
Dividends to common
  shareholders ($.6650
  per share)                    --       --         --      --         --          --      (6,368)      (6,368)

BALANCE AT 6/30/00              -- $     --  9,570,323    $ 96   $135,324    $ 20,964   $ (31,632)    $124,752

BALANCE AT 12/31/98             -- $     --  9,447,693    $ 94   $131,604    $  8,267   $ (12,512)    $127,453
Net income                      --       --         --      --         --       4,646          --        4,646
Shares issued in con-
  version of con-
  vertible debentures
  to common stock               --       --     46,690       1       2,379         --          --        2,380
Shares issued in exchange
 for NHR/OP, L.P. Units         --       --     94,440       1       1,287         --          --        1,288
Dividends to common
  shareholders ($.6650
  per share)                    --       --         --      --         --          --      (6,376)      (6,376)

BALANCE AT 6/30/99              -- $     --  9,588,823    $ 96   $135,270    $ 12,913   $ (18,888)    $129,391







The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)



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

                           Three Months Ended                 Six Months Ended
                                June 30                             June 30
BASIC:                    2000          1999              2000                 1999
Weighted average
  common shares        9,574,752     9,588,823          9,581,727           9,557,155
Net income avail-
  able to common
  shareholders       $ 1,940,000   $ 2,333,000         $3,917,000          $4,646,000

Net income per
  common share       $       .20   $       .24         $      .41          $      .48

                 NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

DILUTED:
Weighted average
  common shares        9,574,752     9,588,823          9,581,727           9,557,155
Stock options             17,799        15,000             16,400              15,000
Shares issuable
  upon conversion
  of NHC subordi-
  nated convertible
  notes                      ---           263                ---               7,801
Average common
  shares out-
  standing             9,592,551     9,604,086          9,598,127           9,579,956

Net income avail-
  able to common
  shareholders       $ 1,940,000   $ 2,333,000         $3,917,000          $4,646,000

Net income per
  common share       $       .20   $       .24         $      .41          $      .48


NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

     At June 30, 2000, NHR is obligated to issue at the election of the holders 15,000 shares of its common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. NHR has reserved an additional 15,000 shares of common stock for the exercise of the NHC options.

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

                          June 30, 2000
                           (Unaudited)

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


NOTE 4. MORTGAGES RECEIVABLE PAYMENT CONTINGENCIES:

     Approximately $60,254,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow.

     Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of June 30, 2000.

     Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes, total approximately $22,285,000 at June 30, 1999, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.


NOTE 5.  FORECLOSURE ON MORTGAGES RECEIVABLE:

     As of June 30, 2000, NHR holds mortgage notes receivable including accrued interest of $12,546,000 (book value at 6/30/00 of $11,664,000) from American Healthcare Corporation (AHC). Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2000
                           (Unaudited)


     NHR has not received its monthly principal and interest payments on the AHC loans since June 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. Indiana is a state which requires a court order in order to foreclose. This suit was filed in August, 1999, and is now set for trial in January 2001. The Company does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings. The Company has not obtained an independent, third party appraisal, and continues to evaluate its collateral.

     NHR's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral, but not to exceed 90 days of unpaid mortgage interest income.


NOTE 6. DEBT

     As of March 31, 2000, NHC and National Health Investors, Inc. (NHI) were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. NHC and NHI have obtained waivers of these defaults for the quarter ended March 31, 2000 and June 30, 2000. As of June 30, 2000, the total debt balance on the loan was $23,214,000, of which $7,337,000 is the primary obligation of NHR. NHR is not obligated on nor has NHR guaranteed the remaining balance of the loan. As a result of NHI not being rated investment grade, NHI was delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 16, 2000, the $23,214,000 in outstanding notes. The note holders have since rescinded their tender notice effective the date such tender notice was given, and NHR believes that loan is currently in compliance with all of its terms and conditions. Subsequent to June 30, 2000, NHC purchased the entire $23,214,000 debt instrument from the previous holders.


NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. NHR will implement SAB 101 during the fourth quarter of 2000. Management currently is in the process of analyzing the impact that SAB 101 will have on NHR's financial position, results of operations and cash flows.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 2000
                           (Unaudited)



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


Capital Resources and Liquidity

     The assets of NHR as of June 30, 2000 include mortgage and other notes receivable (book value of $95,116,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $147,429,000). Long-term debt of $102,661,000 includes a term loan with a principal amount of $92,125,000 which matures in 2002.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 2000
                           (Unaudited)

FCC Notes

     Approximately $60,254,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. However, no dividend reductions are expected in the near future.

     Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of June 30, 2000.

    Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on eight Florida nursing homes, totaling approximately $22.3 million at June 30, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Loan Foreclosure

     As of June 30, 2000, NHR holds mortgage notes receivable including accrued interest of $12,546,000 (book value on 6/30/00 of $11,664,000) from American Healthcare Corporation. Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

     NHR has not received its monthly principal and interest payments on these loans since June, 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. Indiana is a state which requires a court order in order to foreclose. This suit was filed in August, 1999, and is now set for trial in January, 2001. NHR does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings.

     NHR's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral, but not to exceed 90 days of unpaid mortgage interest income.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 2000
                           (Unaudited)


Sources and Uses of Funds-

     NHR's leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 2000 in the amount of $7,929,000 compared to $8,112,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The year to year decrease is due primarily to decreased net income offset by smaller than prior year increases in interest and rent receivable and other assets and by increases in accounts payable and accrued liabilities.

     Cash flows used in investing activities during the six months ended June 30, 2000 included the net investment of $780,000 in new mortgage notes receivable compared to $2,775,000 in the prior period.

     Cash flows from financing activities for the six months ended June 30, 2000 included $2,000,000 of borrowings against the credit facility compared to no borrowings in the prior period. Cash flows used in financing activities included $958,000 payments on long term debt ($864,000 last year), $6,374,000 to pay dividends to stockholders ($6,329,000 last year), and $808,000 to pay cash distributions to partners ($838,000 last year).

Dividends-

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

Debt-

     As of March 31, 2000, NHC and NHI were in violation of certain financial covenants included in a debt instrument originally financed through the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. NHC and NHI have obtained waivers of these defaults for the quarter ended March 31, 2000 and June 30, 2000. As of June 30, 2000, the total debt balance on the loan was $23,214,000, of which $7,337,000 is the primary obligation of NHR. NHR is not obligated on nor has NHR guaranteed the remaining balance of the loan. As a result of NHI not being rated investment grade, NHI was delivered a tender notice from the note holders to purchase, between June 10, 2000 and June 16, 2000, the $22,214,000 in outstanding notes. The note holders have since rescinded their tender notice effective the date such tender notice was given, and the loan is in full compliance with all its terms and conditions. Subsequent to June 30, 2000, NHC purchased the entire $23,214,000 debt instrument from the previous holders.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 2000
                           (Unaudited)

Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net income for the three months ended June 30, 2000 is $1,940,000 versus $2,333,000 for the same period in 1999, a decrease of 16.8%. Diluted earnings per common share decreased 4 cents or 16.7% to 20 cents in the 2000 period from 24 cents in the 1999 period.

     Total revenues for the three months ended June 30, 2000 decreased $179,000 or 2.8% to $6,185,000 from $6,364,000 for the three months ended June 30, 1999. Revenues from rental income increased $77,000 or 2.0% when compared to the same period in 1999. Revenues from mortgage interest decreased $162,000 or 6.8% in 2000 as compared to the same period in 1999.

     The increase in rental income is due primarily to the recognition of percentage rent. Percentage rent is being earned for the first time in 2000 and is calculated as 3% of the amount by which gross revenues of each rental property in the current year exceeds gross revenues at such rental property in the base year, usually 1999.

     The decrease in mortgage interest income was due to decreased mortgage notes receivable resulting from the receipt of monthly payments and the discontinuation of interest income recognition on the notes receivable from American Healthcare Corporation.

     Total expenses for the 2000 three month period increased $262,000 or 7.0% to $3,997,000 from $3,735,000 for the 1999 three month period. Interest expense increased $297,000 or 17.8% in the 2000 three month period as compared to the 1999 period. Depreciation of real estate decreased $7,000 or .4%. General and administrative costs decreased $31,000 or 10.6%.

     Interest expense increased primarily due to increased rates of interest on variable rate debt.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net income for the six months ended June 30, 2000 is $3,917,000 versus $4,646,000 for the same period in 1999, a decrease of 15.7%. Diluted earnings per common share decreased 7 cents or 14.6% to 41 cents in the 2000 period from 48 cents in the 1999 period.

     Total revenues for the six months ended June 30, 2000 decreased $293,000 or 2.3% to $12,320,000 from $12,613,000 for the six months ended June 30, 1999. Revenues from rental income increased $155,000 or 2.0% when compared to the same period in 1999. Revenues from mortgage interest decreased $353,000 or 7.5% in 2000 as compared to the same period in 1999.

     The increase in rental income is due primarily to the recognition of percentage rent. Percentage rent is being earned for the first time in 2000 and is calculated as 3% of the amount by which gross revenues of each rental property in the current year exceeds gross revenues at such rental property in the base year, usually 1999.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                         June 30, 2000
                          (Unaudited)


     The decrease in mortgage interest income was due to decreased mortgage notes receivable resulting from the receipt of monthly payments and the discontinuation of interest income recognition on the notes receivable from American Healthcare Corporation.

     Total expenses for the 2000 six month period increased $526,000 or 7.1% to $7,904,000 from $7,378,000 for the 1999 six month period. Interest expense increased $488,000 or 14.5% in the 2000 six month period as compared to the 1999 period. Depreciation of real estate decreased $14,000 or .4%. General and administrative costs increased $27,000 or 5.9%.

     Interest expense increased primarily due to increased rates of interest on variable rate debt. General and administrative expense increased primarily due to increased franchise and excise taxes.

     The rental income revenues are believed by management to be secure. However, all of the rental income is from NHC, NHR's sole lessee. Approximately 60% of NHC's revenues are from participation in the Medicare and Medicaid programs. During 1997, the federal government enacted the Balanced Budget Act of 1997 (BBA) which contains numerous Medicare and Medicaid cost-saving measures. As part of these cost-saving measures, the BBA requires that nursing homes transition to a prospective payment system over a three cost report year transition period. The BBA also contains certain measures which have or will lead to reductions in Medicare payments for home health agency services and therapy services. Furthermore, NHC has stated in its financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act and that its lenders may consider it to be in violation of certain financial covenants. NHR is unable to predict the ultimate effect the enactment of the BBA, the pending lawsuit or the financial covenant concerns will have on NHC's ability to make its lease payments to NHR.

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

     As previously mentioned, one of NHR's mortgagees is currently subject to foreclosure proceedings. As of June 30, 2000, NHR has accrued but not received $424,000 of interest on these mortgages. Consistent with the NHR 's policy on recognition of mortgage interest income, NHR has discontinued recognition of mortgage interest income after approximately 90 days. NHR does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 2000
                           (Unaudited)


     The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC and, in turn, may negatively impact FCC's ability to refinance approximately $22,400,000 of first mortgage debt superior to NHR's second mortgage notes of $25 million. See the discussion above under the caption "FCC Notes". On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of June 30, 2000.

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

Recent Accounting Pronouncement--

     In December 1999, the staff of the Securities & Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. NHR will implement SAB 101 during the fourth quarter of 2000. Management currently is in the process of analyzing the impact that SAB 101 will have on NHR's financial position, results of operations and cash flows.

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

                          June 30, 2000
                           (Unaudited)



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

     As of June 30, 2000, $95,325,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of approximately $735,000 and likewise, a reduction in interest rates would result in interest expense declining by approximately $735,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

     The remaining $7,337,000 of the Company's long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

     The Company currently does not use any derivative instruments to hedge its interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.


                   PART II.  OTHER INFORMATION


Item 1. Legal Proceedings. National Health Realty, Inc. vs. America Healthcare Corporation is a pending foreclosure action in the State of Indiana District Court, Indianapolis, Indiana. The matter is set for trial in January 2001. See Note 5 for a full discussion.


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                          June 30, 2000
                           (Unaudited)


Item 4.   Submission of Matters to a Vote of Security Holders.

(a)       The annual meeting of the shareholders was held on May 24, 2000.

(b)       Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Olin O. Williams and Robert G. Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr.
W. Andrew Adams, Mr. Ernest G. Burgess, III, and Dr. J. K. Twilla.

                         Voting For     Withholding        Percent For
                                         Authority
Olin O. Williams         7,000,024        40,237             73.2
Robert G. Adams          7,000,024       292,584             73.2

PROPOSAL NO. 2. Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2000.

          Voting For     Voting Against    Abstaining      Percent For

          7,284,208        3,610             27,894        76.1


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


                                    NATIONAL HEALTH REALTY, INC.
                                            (Registrant)


Date   August 11, 2000              /s/ Richard F. LaRoche, Jr.
                                    Richard F. LaRoche, Jr.
                                    Secretary



Date   August 11, 2000              /s/ Donald K. Daniel
                                    Donald K. Daniel
                                    Principal Accounting Officer