Form 10-Q
period 2000-09-30
NATIONAL HEALTH REALTY INC
filed 2000-11-14
CIK 1047334

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 of 15(d)
                    of the Securities Exchange Act of 1934



For quarter ended    September 30, 2000      Commission file number 333-37173



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

                      Yes   x   No






9,570,323 shares of common stock were outstanding as of October 31, 2000.

                         PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)
                                                    Sept. 30       Dec. 31
                                                      2000            1999
ASSETS                                             (unaudited)
   Real estate properties:
       Land                                         $ 19,531        $ 19,531
       Buildings and improvements                    147,741         144,866
       Construction in progress                          ---             180
                                                     167,272         164,577
       Less accumulated depreciation                 (18,920)        (13,634)
          Real estate properties, net                148,352         150,943

   Mortgage and other notes receivable                94,907          94,336
   Interest and rent receivable                        1,001             801
   Cash and cash equivalents                           1,044           2,576
   Deferred costs and other assets                       435             438
          Total Assets                              $245,739        $249,094

LIABILITIES
   Debt                                             $102,224        $101,619
   Minority interest in consolidated subsidiaries     15,652          16,182
   Accounts payable and other accrued expenses           703             459
   Accrued interest                                       85              95
   Dividends payable                                   3,182           3,188
   Distributions payable to partners                     404             404
          Total Liabilities                          122,250         121,947

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                       ---             ---
   Common stock, $.01 par value:
       75,000,000 shares authorized;
       9,570,323 and 9,588,823 shares,
       respectively, issued and outstanding               96              96
   Capital in excess of par value of common stock    135,324         135,268
   Cumulative net income                              22,872          17,047
   Cumulative dividends                              (34,803)        (25,264)
        Total Stockholders' Equity                   123,489         127,147
        Total Liabilities and Stockholders' Equity  $245,739        $249,094

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 1999 is derived from the audited financial statements at that date.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                          September 30           September 30
                                        2000      1999      2000      1999
                                          (in thousands, except share amounts)
REVENUES:
  Rental income                      $    3,970     $    3,871     $   11,868     $   11,614
  Mortgage interest income                2,258          2,526          6,619          7,240
  Investment interest and other income       27            ---             88            156
                                          6,255          6,397         18,575         19,010

EXPENSES:
  Interest                                2,067          1,753          5,930          5,128
  Depreciation of real estate             1,772          1,763          5,286          5,291
  Amortization of loan costs                 12             10             57             30
  General and administrative                255            314            737            769
                                          4,106          3,840         12,010         11,218

INCOME BEFORE MINORITY INTEREST IN
     CONSOLIDATED SUBSIDIARIES            2,149          2,557          6,565          7,792

MINORITY INTEREST IN CONSOLIDATED
     SUBSIDIARIES                           241            288            740            877

NET INCOME                           $    1,908     $    2,269     $    5,825     $    6,915

NET INCOME PER COMMON SHARE:
  Basic                              $      .20     $      .24     $      .61     $      .72
  Diluted                            $      .20     $      .24     $      .61     $      .72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                               9,570,323      9,588,823      9,577,898      9,567,827
  Diluted                             9,587,771      9,604,086      9,594,647      9,588,115
Common dividends per share
  declared                           $    .3325     $    .3325     $    .9975     $    .9975








The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)
                                                           Nine Months Ended
                                                             September 30
                                                         2000            1999
                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $ 5,825        $  6,915
   Depreciation of real estate                           5,286           5,291
   Amortization of loan costs                               57              30
   Deferred income                                         ---              67
   Minority interests in consolidated subsidiaries         740             877
   Increase in interest & rent receivable                 (200)           (470)
   Increase in other assets                                (56)           (315)
   Increase in accounts payable and
     accrued liabilities                                   234              83
        NET CASH PROVIDED BY OPERATING ACTIVITIES       11,886          12,478

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in mortgage notes receivable              (3,008)         (2,120)
   Collection of mortgage notes receivable               2,437             ---
   Purchase of property and equipment, net              (2,695)            ---
        NET CASH USED IN INVESTING ACTIVITIES           (3,266)         (2,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                          2,000           2,000
   Payments on long-term debt                           (1,395)           (864)
   Dividends paid to stockholders                       (9,545)         (9,517)
   Distribution paid to partners                        (1,212)          (1,242)
        NET CASH USED IN FINANCING ACTIVITIES          (10,152)         (9,623)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,532)            735
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           2,576           2,897
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 1,044        $  3,632

Supplemental Information:
   Cash payments for interest expense                  $ 5,708        $  5,355

During the nine months ended
   September 30, 1999, $710,000
   of Senior Subordinated Convertible
   Notes were converted into 46,690 shares
   of NHC common stock.  NHR was obligated
   to issue NHR common stock upon the
   conversion of the Notes:
     Common stock                                      $   ---        $     (1)
     Capital in excess of par                          $   ---        $ (2,379)
     Minority interest in consolidated subsidiaries    $   ---        $  2,380

During the nine months ended September 30, 1999,
   94,440 units of NHR/OP, L.P. units were
   exchanged for 94,440 shares of NHR common
   stock
     Common stock                                      $   ---        $     (1)
     Capital in excess of par                          $   ---        $ (1,287)
     Minority interest in consolidated subsidiaries    $   ---        $  1,288

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(dollars in thousands)

                          Cumulative Convertible                 Capital in                          Total
                             Preferred Stock    Common Stock     Excess of  Cumulative Cumulative    Stockholders'
                              Shares Amount  Shares       Amount Par Value  Net Income Dividends     Equity
BALANCE AT 12/31/99             -- $     --  9,588,823    $ 96   $135,268    $ 17,047  $ (25,264)    $127,147
Net income                      --       --         --      --         --       5,825         --        5,825
Shares canceled                 --       --    (18,500)     --         56          --         --           56
Dividends to common
  shareholders ($.9975
  per share)                    --       --         --      --         --          --     (9,539)      (9,539)

BALANCE AT 9/30/00              -- $     --  9,570,323    $ 96   $135,324    $ 22,872  $ (34,803)    $123,489

BALANCE AT 12/31/98             -- $     --  9,447,693    $ 94   $131,604    $  8,267  $ (12,512)    $127,453
Net income                      --       --         --      --         --       6,915         --        6,915
Shares issued in con-
  version of con-
  vertible debentures
  to common stock               --       --     46,690       1      2,379          --         --        2,380
Shares issued in exchange
 for NHR/OP, L.P. Units         --       --     94,440       1      1,287          --         --        1,288
Dividends to common
  shareholders ($.9975
  per share)                    --       --         --      --         --          --     (9,564)      (9,564)

BALANCE AT 9/30/99              -- $     --  9,588,823    $ 96   $135,270    $ 15,182  $ (22,076)    $128,472








The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)



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

     Diluted earnings per share assumes the exercise of stock options using the treasury stock method.

     The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

                     Three Months Ended                Nine Months Ended
                       September 30                     September 30
                    2000          1999               2000           1999
BASIC:
Weighted average
  common shares   9,570,323     9,588,823          9,577,898        9,567,827
Net income avail-
  able to common
  shareholders  $ 1,908,000   $ 2,269,000         $5,825,000       $6,915,000

Net income per
  common share  $       .20   $       .24         $      .61       $      .72

                 NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                  (Unaudited)


DILUTED:
Weighted average
  common shares        9,570,323     9,588,823       9,577,898      9,567,827
Stock options             17,448        15,000          16,749         15,000
Shares issuable
  upon conversion
  of NHC subordi-
  nated convertible
  notes                      ---           263             ---          5,288
Average common
  shares out-
  standing             9,587,771     9,604,086       9,594,647      9,588,115

Net income avail-
  able to common
  shareholders       $ 1,908,000   $ 2,269,000      $5,825,000     $6,915,000

Net income per
  common share       $       .20   $       .24      $      .61     $      .72


NOTE 3.  COMMITMENTS, CONTINGENCIES AND GUARANTEES:

     At September 30, 2000, NHR is obligated to issue at the election of the holders 15,000 shares of its common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. NHR has reserved an additional 15,000 shares of common stock for the exercise of the NHC options.

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

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)

     NHR is aware of certain income tax contingencies with regard to limitations on ownership of its stock that could impact NHR's status as a REIT. In order to fully resolve the contingencies, NHR is in the process of requesting from the Internal Revenue Service (IRS) a closing agreement regarding the contingencies. NHR's management, based on its discussions with its legal counsel, understands that other REITs have been successful in obtaining closing agreements with the IRS regarding REIT qualification issues. However, it is possible that the IRS will not rule in favor of NHR. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHR's financial statements taken as a whole and could also result in the loss of NHR's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHR.


NOTE 4. MORTGAGES RECEIVABLE PAYMENT CONTINGENCIES:

     Approximately $59,657,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow.

     Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of September 30, 2000.

     Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes, total approximately $22,285,000 at September 30, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.


NOTE 5.  FORECLOSURE ON MORTGAGES RECEIVABLE:

     As of September 30, 2000, NHR holds mortgage notes receivable including accrued interest of $12,858,000 (book value at September 30, 2000 of $11,662,000) from American Healthcare Corporation (AHC). Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

   NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2000
                           (Unaudited)


     NHR has not received its monthly principal and interest payments on the AHC loans since June 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. Indiana is a state which requires a court order in order to foreclose. This suit was filed in August, 1999, and the foreclosure sale has been set by the Court to occur on November 22, 2000. The Company has not obtained an independent, third party appraisal, and continues to evaluate its collateral.

     NHR's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral, but not to exceed 90 days of unpaid mortgage interest income.


NOTE 6. DEBT

     As of September 30, 2000, NHR remains as a partial guarantor of certain long term secured debt which is also guaranteed by National Health Investors, Inc. (NHI)and National HealthCare Corporation (NHC). NHI has given public notice of certain short term liquidity demands it faces, but an extension of that debt ($96.5 million) was obtained from NHI's bank group on November
10, 2000. NHI has also announced that it will attempt to raise additional capital through a rights offering. Failure of NHI to meet its liquidity demands could cause an acceleration of approximately $7.4 million of NHR's debt, the payment of which could have a negative and material impact on NHR's cash flow.


NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENT

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. SAB 101 is effective January 1, 2000; however, implementation has been delayed until the fourth quarter of 2000. NHR's implementation of SAB 101 in the fourth quarter is not expected to have a material impact on its financial position, results of operations or cash flows.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 2000
                           (Unaudited)



Item 2.   Management's Discussion and Analysis of Financial Conditions and
               Results of Operations

Overview

     National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), acquired ownership of the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities), (initial book value of $144,615,000), plus 51 first and second mortgage secured promissory notes with an initial principal balance of $94,439,000 from its then sole owner National HealthCare L.P. NHR then leased the Health Care Facilities to National HealthCare Corporation (NHC), a successor by merger to National HealthCare L.P. Subsequently, NHC has assigned each Health Care Facility lease to separate wholly owned subsidiaries of NHC. This change in operating entity has not altered NHC's financial obligations under the initial master lease. NHR also assumed certain debt, initially in the amount of $86,414,000.

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


Capital Resources and Liquidity

     The assets of NHR as of September 30, 2000 include mortgage and other notes receivable (book value of $93,807,000) and the real estate of 23 properties, including 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $148,352,000). Long-term debt of $102,224,000 includes a term loan with a principal amount of $91,687,000 which matures in 2002.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 2000
                           (Unaudited)

FCC Notes

     Approximately $59,657,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow. However, no dividend reductions are expected in the near future.

     Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of September 30, 2000.

    Approximately $25 million of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on eight Florida nursing homes, totaling approximately $22.3 million at September 30, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Loan Foreclosure

     As of September 30, 2000, NHR holds mortgage notes receivable including accrued interest of $12,858,000 (book value on September 30, 2000 of $11,662,000) from American Healthcare Corporation. Collateral for the loans includes first and second mortgages on four long-term health care centers located in the state of Indiana and the furniture, fixtures and accounts receivable of the centers.

     NHR has not received its monthly principal and interest payments on these loans since June, 1999. Consistent with NHR's policy on recognition of mortgage interest income, NHR discontinued recognition of mortgage interest income at September 30, 1999. Indiana is a state which requires a court order in order to foreclose. This suit was filed in August, 1999, and the foreclosure sale has been set by the Court to occur on November 22, 2000. The Company has not obtained an independent, third party appraisal, and continues to evaluate its collateral.

     NHR's policy is to continue to accrue interest on foreclosed or non-performing loans up to a maximum total carrying value equal to the fair value of the respective collateral, but not to exceed 90 days of unpaid mortgage interest income.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 2000
                           (Unaudited)


Sources and Uses of Funds-

     NHR's leasing and mortgage services generated net cash from operating activities during the nine months ended September 30, 2000 in the amount of $11,886,000 compared to $12,478,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The year to year decrease is due primarily to decreased net income offset by smaller than prior year increases in interest and rent receivable and other assets and by increases in accounts payable and accrued liabilities.

     Cash flows used in investing activities during the nine months ended September 30, 2000 included the net investment of $571,000 in new mortgage notes receivable and $2,695,000 in property and equipment compared to net investment of $2,120,000 in mortgage notes receivable in the prior period.

     Cash flows from financing activities for the nine months ended September 30, 2000 and September 30, 1999 included $2,000,000 of borrowings against the credit facility. Cash flows used in financing activities included $1,395,000 payments on long term debt ($864,000 last year), $9,545,000 to pay dividends to stockholders ($9,517,000 last year), and $1,212,000 to pay cash distributions to partners ($1,242,000 last year).

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

Debt-

     As of September 30, 2000, NHR remains as a partial guarantor of certain long term secured debt which is the primary obligation of National Health Investors, Inc. (NHI). NHI has given public notice of certain short term liquidity demands it faces, but an extension of that debt ($96.5 million) was obtained from NHI's bank group on November 10, 2000. NHI has also announced that it will raise additional capital through a rights offering. Failure of NHI to meet its liquidity demands could cause an acceleration of approximately $7.4 million of NHR's debt, the payment of which could have a negative and material impact on NHR's cash flow.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 2000
                           (Unaudited)
Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Net income for the three months ended September 30, 2000 is $1,908,000 versus $2,269,000 for the same period in 1999, a decrease of 15.9%. Diluted earnings per common share decreased 4 cents or 16.7% to 20 cents in the 2000 period from 24 cents in the 1999 period.

     Total revenues for the three months ended September 30, 2000 decreased $142,000 or 2.2% to $6,255,000 from $6,397,000 for the three months ended
September 30, 1999. Revenues from rental income increased $99,000 or 2.6% when compared to the same period in 1999. Revenues from mortgage interest decreased $268,000 or 10.6% in 2000 as compared to the same period in 1999.

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

     Total expenses for the 2000 three month period increased $266,000 or 6.9% to $4,106,000 from $3,840,000 for the 1999 three month period. Interest expense increased $314,000 or 17.9% in the 2000 three month period as compared to the 1999 period. Depreciation of real estate increased $9,000 or .5%. General and administrative costs decreased $59,000 or 18.8%.

     Interest expense increased primarily due to increased rates of interest on variable rate debt.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Net income for the nine months ended September 30, 2000 is $5,825,000 versus $6,915,000 for the same period in 1999, a decrease of 15.8%. Diluted earnings per common share decreased 11 cents or 15.3% to 61 cents in the 2000 period from 72 cents in the 1999 period.

     Total revenues for the nine months ended September 30, 2000 decreased $435,000 or 2.3% to $18,575,000 from $19,010,000 for the nine months ended
September 30, 1999. Revenues from rental income increased $254,000 or 2.2% when compared to the same period in 1999. Revenues from mortgage interest decreased $621,000 or 8.6% in 2000 as compared to the same period in 1999.

     The increase in rental income is due primarily to the recognition of percentage rent. Percentage rent is being earned for the first time in 2000 and is calculated as 3% of the amount by which gross revenues of each rental property in the current year exceeds gross revenues at such rental property in the base year, usually 1999.

         NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                       September 30, 2000
                          (Unaudited)


     The decrease in mortgage interest income was due to decreased mortgage notes receivable resulting from the receipt of monthly payments, offset by some new investments in notes receivable, and the discontinuation of interest income recognition on the notes receivable from American Healthcare Corporation.

     Total expenses for the 2000 nine month period increased $792,000 or 7.1% to $12,010,000 from $11,218,000 for the 1999 nine month period. Interest expense increased $802,000 or 15.6% in the 2000 nine month period as compared to the 1999 period. Depreciation of real estate decreased $5,000 or .1%. General and administrative costs decreased $32,000 or 4.2%.

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

     As previously mentioned, one of NHR's mortgagees is currently subject to foreclosure proceedings. As of September 30, 2000, NHR has accrued but not received $424,000 of interest on these mortgages. Consistent with the NHR 's policy on recognition of mortgage interest income, NHR has discontinued recognition of mortgage interest income after approximately 90 days. NHR does not anticipate recording any additional unpaid mortgage interest income during the foreclosure proceedings.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 2000
                           (Unaudited)

     The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC and, in turn, may negatively impact FCC's ability to refinance approximately $22,400,000 of first mortgage debt superior to NHR's second mortgage notes of $25 million. See the discussion above under the caption "FCC Notes". On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of September 30, 2000.

Income Taxes--

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

     NHR is aware of certain income tax contingencies with regard to limitations on ownership of its stock that could impact NHR's status as a REIT. In order to fully resolve the contingencies, NHR is in the process of requesting from the Internal Revenue Service (IRS) a closing agreement regarding the contingencies. NHR's management, based on its discussions with its legal counsel, understands that other REITs have been successful in obtaining closing agreements with the IRS regarding REIT qualification issues. However, it is possible that the IRS will not rule in favor of NHR. Such an unfavorable ruling could result in the assessment of taxes, penalties and interest by the IRS that are material to NHR's financial statements taken as a whole and could also result in the loss of NHR's status as a REIT, which would have a significant adverse impact on the financial position, results of operations and cash flows of NHR.

Recent Accounting Pronouncement--

     In December 1999, the staff of the Securities & Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. SAB 101 is effective January 1, 2000; however, implementation has been delayed until the fourth quarter of 2000. NHR's implementation of SAB 101 in the fourth quarter is not expected to have a material impact on its financial position, results of operations or cash flows.

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

                        September 30, 2000
                           (Unaudited)



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

     As of September 30, 2000, $94,887,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of approximately $726,000 and likewise, a reduction in interest rates would result in interest expense declining by approximately $726,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

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

                   PART II.  OTHER INFORMATION


Item 1. Legal Proceedings. National Health Realty, Inc. vs. American Healthcare Corporation is a pending foreclosure action in the State of Indiana District Court, Indianapolis, Indiana. The Court has set the foreclosure sale to occur on November 22, 2000. See
          Note 5 for a full discussion.


Item 2.   Changes in Securities.  Not applicable


Item 3.   Defaults Upon Senior Securities.  None

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        September 30, 2000
                           (Unaudited)


Item 4.   Submission of Matters to a Vote of Security Holders.  None.


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


                                    NATIONAL HEALTH REALTY, INC.
                                            (Registrant)


Date   November 13, 2000
                                    Richard F. LaRoche, Jr.
                                    Secretary



Date   November 13, 2000
                                    Donald K. Daniel
                                    Principal Accounting Officer