Form 10-K405
period 2000-12-31
NATIONAL HEALTH REALTY INC
filed 2001-03-29
CIK 1047334

_____________________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)
     [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the fiscal year ended December 31, 2000
                                OR
     [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the transition period from _______ to _________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $68,238,469 as of February 28, 2001. The number of shares of Common Stock outstanding as of February 28, 2001 was 9,570,323.

                        PAGE 1 OF 55 PAGES
                      Exhibit Index Page 46

                             PART 1
                             ITEM 1
                            BUSINESS

General

     National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. On December 31, 1997, NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Initial Health Care Facilities). It additionally and simultaneously acquired 51 first and second mortgage secured promissory notes with a then outstanding balance of $94.4 million (the Notes) from its then sole owner National HealthCare L.P. NHR then leased (the Leases) the Initial Healthcare Facilities to National HealthCare Corporation (NHC), a successor by merger to National HealthCare L.P. NHR also assumed certain debt of approximately $86.4 million. Since its formation, the Company has increased its investment in the Initial Healthcare Facilities by $31,964,000, which has been accompanied by an increase in rental income. The Leases covering the Initial Healthcare Facilities are "triple net" leases. NHR's revenues are derived primarily from NHC under the Leases and the interest and principal payments of the Notes.

     Thirty-six of the Notes (representing approximately $59.2 million in principal amount and collateralized with 14 nursing facilities) are made by Florida Convalescent Centers, Inc. or an affiliate (FCC). Approximately $25 million of these notes are second mortgages behind approximately $21.8 million in first mortgage tax exempt debt held by third parties. These 14 nursing facilities were managed by NHC through July 31, 1999. Since August 1, 1999, the 14 centers have been leased by FCC to Integrated Health Services, Inc.
(IHS) a publicly owned long term care company which filed for bankruptcy on February 2, 2000. The FCC Notes remain outstanding and bear interest at 10.25% and are due in 2004. The $21.8 million first mortgage tax exempt debt is additionally secured with letters of credit issued by Norwest Bank Minnesota N.A.

     The other Notes are secured by nursing facilities and separate makers and guarantors. During 2000 the Company foreclosed on two of the Notes and obtained title to four of the nursing facilities. One of these was closed and three were leased to a third party for rent equal to the previous note payments.

     At its formation, NHR entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC provides NHR with investment advice, office space and personnel. This agreement also provides that prior to the earlier to occur of (i) the termination of the Advisory Agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of this restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets initially conveyed to it.

     Assumed Liabilities.

     NHR assumed approximately $86.4 million of debt from NHC but immediately refinanced approximately $71.6 million from a commercial bank group with Bank of Tokyo, Agent on an overall loan of $75 million. An additional line of credit of $20 million was also made available by this group, which was fully drawn at December 31, 2000. The interest rate on $6.5 million of the remaining Assumed Liabilities include fixed rates of 8.4% and 8.3%. The interest rate on $3.2 million of the remaining Assumed Liabilities is at a variable rate (5.5% at December 31, 2000). The replacement financing and line
of credit bear interest at LIBOR plus 1% (one percent).   The maturities of
NHR's debt range from December 2002 through 2011.

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

     Advisory Agreement.  NHR has contracted for its management with NHC.
The NHR Advisory Agreement provides that NHR will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. For its services, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense
incurred by NHC.  The actual amount paid to NHC in 2000 is $503,000.   Either
party may terminate the Advisory Agreement on 90 days notice.

     Objectives and Policies. NHR was organized to own the Initial Healthcare Facilities and Notes. Because of the competitive restrictions contained in the Advisory Agreement, NHR does not intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments. NHR expects to continue to engage in transactions with NHC, but does not anticipate purchasing from, leasing to or financing other operations. Subject to the Advisory Agreement, the Board of Directors may alter NHR's investment policies if they determine in the future that such a change is in the best interests of NHR and its stockholders. The methods of implementing NHR's investment policies may vary as new investment and financing techniques are developed or for other reasons.


NHC Master Agreement to Lease

     The Master Agreement to Lease (the "Master Agreement") with NHC regarding the Initial Health Care Facilities sets forth terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2007 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an omnibus basis only. During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the leased property as negotiated at that time between NHC and the Company. In addition, in each year after 1999, NHC was originally obligated to pay percentage rent to the Company equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1999. However, effective January 1, 2000, NHR and NHC amended the terms of the Master Agreement as it relates to percentage rent. Under the terms of the amended agreement, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHC leased health care facility in such later quarter exceeds the gross revenues of such health care facility in the applicable quarter of 1999. NHR recognized $311,000 of percentage rent from NHC during 2000.

     The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, and other charges relating to the ownership and operation of the Initial Health Care Facilities. NHC is also obligated to indemnify and hold harmless the Company from all claims resulting from the use and occupancy of each Initial Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify the Company against, all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to the Initial Health Care Facilities.

     During 2000, NHC terminated, with the consent of NHR, certain of the individual healthcare facility leases on nine healthcare facilities in Florida. NHR then re-leased these nine healthcare centers to separate Florida corporations not owned or controlled by NHC. NHC's obligations to NHR on these properties remain in full force and effect, even though operational control has been transferred. Three other non-Florida facilities were obtained by foreclosure sale in 2000 and also leased to a third party. The principal officer of the entity that currently leases from NHR the three properties obtained through foreclosure was also the principal officer of those properties (and the obligor on the mortgage note with NHR) prior to the foreclosure. All properties owned by NHR and leased to others are referred to as Health Care Properties.


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

     The Advisory Agreement was initially for a stated term which expires January 1, 2000. The Agreement thereafter is on a year to year term with a 90 day termination period by either party without cause. The Company may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 2000, 1999 and 1998 was $503,000, $506,000 and $471,000, respectively. Either party may terminate the Advisory Agreement on 90 days notice.

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



                             ITEM 2
                           PROPERTIES

                      Healthcare Facilities

     The following table includes certain information regarding the Healthcare Facilities:

                                                                        Minimum
                                               No. of        Book       Annual
  Name of Facility             Location         Beds         Basis      Rent(1)
Long-Term Care Centers
The Aristocrat                Naples, FL          60       $ 4,897,203  $   96,000
NHC HealthCare, Clinton       Clinton, SC        131         3,055,908     751,340
The Health Center at
     Coconut Creek            Coconut Creek, FL  120         9,656,561     775,000
The Health Center of
     Daytona Beach            Daytona Beach, FL   60         5,477,250     380,000
NHC HealthCare, Farragut      Farragut, TN        60         5,890,894     645,546
NHC HealthCare, Garden City   Murrells Inlet, SC  88         4,528,622     592,938
NHC HealthCare, Greenville    Greenville, SC     176         4,455,107   1,118,998
NHC HealthCare, Lexington     Lexington, SC      120         5,645,387   1,048,883
NHC HealthCare, Mauldin       Mauldin, SC        120         7,358,720     597,616
AdamsPlace                    Murfreesboro, TN    60         5,186,083     443,961
The Imperial Health
     Care Center              Naples, FL          90         5,427,523     570,000
NHC HealthCare, North Augusta North Augusta, SC  132         4,217,871   1,008,541
The Health Center of
     Windermere               Orlando, FL        120         7,326,040     535,000
NHC HealthCare, Parklane      Columbia, SC       120         6,916,427     747,086
Kingsway Health Care Center   Port Charlotte, FL 180         7,475,298   1,010,000
NHC HealthCare, West Plains   West Plains, MO    120         3,226,757     353,156
Brownsburg Health Care Center Brownsburg, IN     178         3,630,211     451,432
Castleton Health Care Center  Indianapolis, IN   120         1,210,011     144,387
Ladoga Health Care Center     Ladoga, IN          95           500,000         ---
Plainfield Health Care Center Plainfield, IN     199         3,860,362     482,646

Assisted Living Facilities
The Place at Vero Beach       Vero Beach, FL      84         9,123,708   1,187,000
NHC Place/Anniston            Anniston, AL        68         4,782,868     338,824
Adams Place                   Murfreesboro, TN    84         5,540,861         ---
The Place at Merritt Island   Merritt Island, FL  84         6,772,921     765,000
The Place at Stuart           Stuart, FL          84         6,130,746     750,999
NHC Place/ Farragut           Farragut, TN        84         7,304,810     182,587

Retirement Center
AdamsPlace                    Murfreesboro, TN    58        14,983,694   1,497,540

     (1) Additional rent equal to three percent (3%) of the increase in gross revenues (calculated on a quarterly basis) of the HealthCare Facilities commenced in 2000. All leases are triple net leases.

     Mortgage Notes. Currently NHR owns approximately 45 Mortgage Notes representing approximately $84.1 million loaned to the owners of approximately 18 nursing homes. The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes or to provide working capital. The Mortgage Notes are secured by mortgages on each of the facilities. Thirty-six of the Mortgage Notes (representing approximately $59.2 million of the principal amount) were made by FCC or affiliates. The FCC Notes remain outstanding and bear interest at 10.25% and are due in 2004. Approximately $25,015,000 of NHR's notes receivable on eight facilities from FCC are secured by second mortgages. The first mortgage notes on the eight Florida nursing homes, totaling approximately $21,800,000 million at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes. The balance of the Notes are secured by separate makers, guarantors and properties.

     During 2000, NHR obtained title to four properties in a foreclosure sale on which it previously had mortgage notes receivable. NHR immediately entered into new leases for three of the facilities, with the fourth facility now closed. Rent payments are approximately equal to the prior debt service on the original notes. The principal officer of the entity that currently leases from NHR the three properties obtained through foreclosure was also the principal officer of the Company which owned the properties prior to the foreclosure.



                             ITEM 3
                       LEGAL PROCEEDINGS


     NHR is not subject to any significant pending litigation.  The
HealthCare Facilities are subject to claims and lawsuits in the ordinary course of business. NHR's lessees and mortgagees have indemnified NHR against all liabilities arising from the operation of the Health Care Facilities, and also indemnify NHR against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the mortgagees and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on NHR or its operations.


                             ITEM 4
      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of the shareholders was held on May 24, 2000.

     (b)  Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of Olin O. Williams and Robert G. Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors whose terms of office continue are Mr.
W. Andrew Adams, Mr. Ernest Burgess, III, Dr. J. K. Twilla and Dr. Olin O. Williams.

                                             Withholding     Percentage
                              Voting For      Authority         For
Olin O. Williams              7,000,024       40,237           73.2%
Robert G. Adams               7,000,024      292,584           73.2%


PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2000.

               Voting For    Voting Against   Abstaining     Percent For
               7,284,208          3,610        27,894           76.1%

                            PART II
                           ----------

                             ITEM 5
             MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

     In order to qualify for the beneficial tax treatment accorded to a REIT, the Company must make quarterly distributions to holders of its Common Stock equal on an annual basis to at least 95% (90% commencing January 1, 2001) of the Company's REIT taxable income (excluding net capital gains), as defined in the Code. Cash available for distribution to stockholders of the Company is primarily derived from interest payments received on its mortgages and from rental payments received under the Company's leases. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the cash flow and earnings of the Company, its financial condition, bank covenants contained in its financing documents and such other factors as the Board of Directors deems relevant. The Company's REIT taxable income is calculated without reference to its cash flow. Therefore, under certain circumstances, the Company may not have received cash sufficient to pay its required distributions.

     The shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On February 26, 2001, the last reported sale price for the Common Stock on the AMEX was $8.50. As of December 31, 2000, NHR had approximately 4,100 shareholders, of which approximately 2,103 are holders of record with the balance indicated by security listing positions.

High and low stock prices and dividends for 2000 and 1999 were:

                            2000                          1999
               ------------------------------ ------------------------------
                                     Cash                          Cash
                   Sales Price     Dividends     Sales Price     Dividends
Quarter Ended    High      Low     Declared    High      Low     Declared
March 31       $ 9.250   $ 7.500    $.3325   $12.375   $10.875   $.3325
June 30          9.750     6.375     .3325    12.500     9.125    .3325
September 30     8.875     7.250     .3325    12.125     9.250    .3325
December 31      8.875     6.625     .3325    10.375     7.875    .3325

                                  ITEM 6
                         SELECTED FINANCIAL DATA

(dollars in thousands,
  except share amounts)         12/31/00    12/31/99   12/31/98    12/31/97
Net revenues                  $   25,174   $  25,004   $  23,555 $     ---
Net income                         7,939       8,780       8,267       ---
Net income per share
   Basic                             .83         .92         .89       ---
   Diluted                           .83         .91         .87       ---
Mortgages & other investments     84,132      94,336      93,099    94,439
Real estate properties, net      155,753     150,943     158,910   144,615
Total assets                     243,357     249,094     255,444   242,495
Long term debt                   100,928     101,619     103,628    89,855
Total stockholders' equity       122,422     127,147     127,453   131,698

Common shares outstanding      9,570,323   9,588,823   9,447,693 8,237,423

Weighted average common shares
   Basic                       9,575,959   9,573,119   9,249,896       ---
   Diluted                     9,592,814   9,605,318   9,518,088       ---

Common dividends declared
   per share                        1.33        1.33        1.33       ---

                             ITEM 7
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), owns the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities), and owns 45 first and second mortgage promissory notes with principal balances totaling $84,132,000 (the Notes) at December 31, 2000 and secured by the real property of health care facilities.

Competitive Restrictions

     NHR has an advisory services agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide NHR with investment advice, office space and personnel. NHC owns or manages 77 long-term care health care facilities with 10,144 beds in 11 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets conveyed to it by NHC's predecessor.


CAPITAL RESOURCES AND LIQUIDITY

     Long-term debt of $100,928,000 includes a term loan with a principal amount of $71,250,000 and a revolving line of credit of $20,000,000, both of which mature in December 2002. NHR currently expects to either refinance the loans when due or utilize the proceeds from mortgage loan principal receipts to retire portions of the long-term debt during 2001 and 2002. Total scheduled debt principal maturities in 2001 are approximately $5,040,000.

     At year end, NHR's long-term debt as a percentage of total liabilities and capital was 41.5%. NHR's cash on hand, its operating and investing cash flows, and, as necessary, its borrowing capacity are expected to be adequate to fund any new investments, to repay borrowings at or prior to their maturity, and to make dividend payments to shareholders adequate to meet the REIT requirements.

     NHR leases its 26 health care facilities to various lessees: 14 properties are leased to NHC, three properties are leased to Health Services Management of Indiana, LLC (HSMI), and effective October 1, 2000, nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR. Lease payments made to NHR from the new lessees are credited against NHC's overall rent obligation.

     NHR's leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms. The leases with HSMI have an initial one year term with one year renewal terms and an option to purchase.

FCC Notes

     Of the $84,132,000 of first mortgage and other notes receivable, $59,219,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses any prepayments to pay down existing debt, a reduction of NHR's cash flow will result. However, no dividend reductions are expected in the near future.

     Effective July 31, 1999, the FCC centers are leased to and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of December 31, 2000.

    Approximately $25,015,000 of NHR's notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight facilities total approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage that is senior to NHR's second mortgage on these eight Florida nursing homes.

American Healthcare Corporation Loan Foreclosure

     NHR held mortgage notes receivable from American Healthcare Corporation
(AHC). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana. NHR had not received its monthly principal and interest payments on the AHC loans since June 1999 and had commenced foreclosure proceedings.

     On November 22, 2000, NHR purchased at public auction for $10,571,000 (the then carrying amount of the principal and accrued interest on the AHC loans) the four facilities in Indiana. NHR also received $1,265,000 of cash based on an agreement reached with NHC, the previous manager of the facilities. NHR reduced the carrying amount of its investment in the principal and accrued interest of the loans by the amount of cash received and recorded the real estate, property and equipment of the four facilities at $9,306,000, which amount NHR believes approximates the fair value of the facilities.

     Following the foreclosure, NHR leased three of the four facilities to HSMI under a master lease. The lease is for an initial 12-month term with renewal options at HSMI's option and qualifies as an operating lease. The lease also provides HSMI with an option to purchase the facilities. The fourth facility had been closed just prior to NHR's foreclosure and is not leased to or being acquired by HSMI. The principal officer of the entity that currently leases from NHR the three properties obtained through foreclosure was also the principal officer of those properties prior to the foreclosure.

Sources and Uses of Funds

     NHR's leasing and mortgage services generated net cash from operating activities during 2000 in the amount of $16,838,000 compared to $16,666,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for loan losses, if any, and working capital changes. The year to year increase is due primarily to decreased net income offset by increases in the depreciation of real estate, increases in accounts payable and accrued liabilities and decreases in interest and rent receivable.

     Cash flows used in investing activities during 2000 included the net collection of $898,000 in new mortgage notes receivable compared to net investment in mortgage notes receivable of $1,237,000 in the prior year. Also in the prior year, sales of property were $912,000 compared to $2,696,000 invested in additions to and acquisitions of property and equipment in the current year.

     Cash flows from financing activities for 2000 included $3,005,000 of borrowings against the credit facility compared to borrowings of $2,000,000 in the prior year. Also, cash flows used in financing activities included $3,696,000 to fund payments on debt ($4,009,000 last year), $12,726,000 to pay dividends to stockholders ($12,705,000 last year), and $1,616,000 to pay cash distributions to partners ($1,648,000 last year).

     NHR's senior secured notes were financed through NHC, National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP") before being transferred to NHR in 1997. This debt (total outstanding balance of $20,536,000 at December 31, 2000, of which $6,478,000 is the primary obligation of NHR) is cross-defaulted with other obligations of NHC, NHI and National. Thus, defaults by NHC, NHI or National under their debt obligations could cause NHR to be in default under its debt obligations. NHC, NHI and National have various debt and letters of credit maturing during 2001, which will require adequate resources or debt refinancings to satisfy those maturities. NHR believes, based on discussions with NHC, NHI and National, that through refinancings or other means these entities will meet the scheduled debt maturities. The failure of these entities to meet their scheduled debt maturities could result in defaults by NHR under its debt obligations, which would have a material adverse effect on NHR's financial position and cash flows.

Commitments-

     NHR intends to pay quarterly distributions to its stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of NHR's taxable income be distributed annually. The primary source for distributions will be rental and interest income NHR earns on the real property and mortgage notes receivable. Dividends in the amount of $1.33 per share were declared for payment during 2000.


RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999-

     Net income for the year ended December 31, 2000 is $7,939,000 versus $8,780,000 for the same period in 1999, a decrease of 9.6%. Diluted earnings per common share decreased 8 cents or 8.8% to 83 cents in the 2000 period from 91 cents in the 1999 period.

     Total revenues for the year ended December 31, 2000 increased $170,000 or .7% to $25,174,000 from $25,004,000 for the year ended December 31, 1999.
Revenues from rental income increased $748,000 or 4.8% when compared to the same period in 1999. Revenues from mortgage interest decreased $529,000 or 5.7% in 2000 as compared to the same period in 1999.

     The increase in rental income is due primarily to the recognition of $311,000 of percentage rent. Percentage rent was earned for the first time in 2000. Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999. Additionally, the increase is due to additions to and acquisitions of property and equipment of $12,542,000 during the last 12 months.

     The decrease in mortgage interest income resulted from the payoff of a mortgage note receivable, the previously mentioned foreclosure on the American Healthcare Corporation note receivable and the amortization of the principal of other mortgage notes receivable.

     Total expenses for the year ended December 31, 2000 increased $1,115,000 or 7.4% to $16,226,000 from $15,111,000 for the year ended December 31, 1999.
Interest expense increased $1,034,000 or 14.9% in 2000 as compared to the 1999 period. Depreciation of real estate increased $137,000 or 1.9%. General and administrative costs decreased $86,000 or 7.9%.

     Interest expense increased due to an increase in the interest rate of variable rate debt compared to a year ago. Depreciation increased as a result of the Company placing newly constructed assets in service and property acquisitions.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 -

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


FUTURE RENTAL AND MORTGAGE INTEREST INCOME UNCERTAINTIES

     The rental income revenues are believed by management to be secure. However, the majority of the income of NHR's lessees is derived from the lessees' participation in the Medicare and Medicaid programs. During 1997, the federal government enacted the Balanced Budget Act of 1997 (BBA) which contains numerous Medicare and Medicaid cost-saving measures. As part of these cost-saving measures, the BBA requires that nursing homes transition to a prospective payment system over a three cost report year transition period. Congress, however, increased certain payments to skilled nursing facilities during 2000 by virtue of amendments to the BBA passed in late 1999.
Additional and positive amendments to the BBA were also passed in December 2000. These amendments, while not impacting NHR's rental income (other than percentage rent), enhance the cash flows of the respective operators which in turn strengthens the value of the Health Care Facilities and Notes.

     None of NHR's lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes are leased by FCC to Integrated Health Systems, Inc.
(IHS), which filed for bankruptcy protection February 2, 2000. Also, the three facilities leased to HMSI were recently foreclosed upon by NHR. NHR believes that HMSI will be able to make its rental payments to NHR but no assurances can be made by NHR. All FCC note payments are current.

     The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. IHS's financial condition also may negatively impact FCC's ability to refinance approximately $21,800,000 of first mortgage debt superior to NHR's second mortgage notes of $25,015,000. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR.


INCOME TAXES

     NHR intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHR will not be subject to federal income tax provided it distributes at least 95% (reduced to 90% for 2001 and thereafter) of its annual REIT taxable income to its stockholders and meets other requirements to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHR's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHR.


NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000; but implementation was delayed until the fourth quarter of 2000. NHR's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows.

     From June 1998 through June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHR will adopt SFAS 133, as amended, effective January 1, 2001. Management does not believe that the adoption of SFAS 133, as amended, will have a material impact on NHR's financial position, results of operations or cash flows.


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

     As of December 31, 2000, $94,450,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of $724,788 and a 10% reduction in interest rates would result in interest expense declining $657,171. The remaining $6,478,000 of the Company's long-term debt bears interest at fixed rates. A hypothetical 10% change in interest rates has no impact on the Company's future earnings and cash flows related to these instruments.

     The Company currently does not use any derivative instruments to hedge interest rate or other risks. The Company does not use derivative instruments for trading purposes. The future use of such instruments would be subject to strict approvals by the Company's senior officers. Therefore, the Company's exposure related to such derivative instruments is not material to the Company's financial position, results of operations or cash flows.

                             ITEM 8
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheets of NATIONAL HEALTH REALTY, INC. (a Maryland corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Realty, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999, and 1998, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 23, 2001

                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                    (in thousands, except share amounts)

                                                   December 31,    December 31,
                                                      2000            1999
ASSETS
   Real estate properties:
       Land                                         $ 20,231        $ 19,531
       Buildings and improvements                    156,348         144,866
       Construction in progress                          ---             180
                                                     176,579         164,577
       Less accumulated depreciation                 (20,826)        (13,634)
          Real estate properties, net                155,753         150,943

   Mortgage and other notes receivable                84,132          94,336
   Interest and rent receivable                          525             801
   Cash and cash equivalents                           2,533           2,576
   Deferred costs and other assets                       414             438
     Total Assets                                   $243,357        $249,094

LIABILITIES
   Long-term debt                                   $100,928        $101,619
   Minority interests in consolidated subsidiaries    15,518          16,182
   Accounts payable and other accrued expenses           807             459
   Accrued interest                                       96              95
   Dividends payable                                   3,182           3,188
   Distributions payable to partners                     404             404
     Total Liabilities                               120,935         121,947

   Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
   Cumulative convertible preferred stock,
       $.01 par value; 5,000,000 shares
       authorized; none issued and
       outstanding                                       ---            ---
   Common stock, $.01 par value;
       75,000,000 shares authorized;
       9,570,323 and 9,588,823 shares,
       respectively, issued and outstanding               96             96
   Capital in excess of par value of common stock    135,324        135,268
   Cumulative net income                              24,986         17,047
   Cumulative dividends                              (37,984)       (25,264)
     Total Stockholders' Equity                      122,422        127,147
     Total Liabilities and Stockholders' Equity     $243,357       $249,094



The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                   NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share amounts)

Year Ended December 31,                     2000           1999          1998

REVENUES:
  Rental income                         $   16,233     $   15,485     $   13,570
  Mortgage interest income                   8,833          9,362          9,745
  Investment interest and other income         108            157            240
                                            25,174         25,004         23,555

EXPENSES:
  Interest                                   7,968          6,934          6,902
  Depreciation of real estate                7,192          7,055          6,579
  Amortization of loan costs                    69             39             39
  General and administrative                   997          1,083            615
                                            16,226         15,111         14,135

INCOME BEFORE MINORITY INTERESTS IN
     CONSOLIDATED SUBSIDIARIES               8,948          9,893          9,420

MINORITY INTERESTS IN CONSOLIDATED
     SUBSIDIARIES                            1,009          1,113          1,153

NET INCOME                              $    7,939     $    8,780     $    8,267

NET INCOME PER COMMON SHARE:
  Basic                                 $     .83      $      .92     $      .89
  Diluted                               $     .83      $      .91     $      .87

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                 9,575,959       9,573,119      9,249,896
  Diluted                               9,592,814       9,605,318      9,518,088












The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                  NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands, except share amounts)
Year Ended December 31,                             2000      1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $ 7,939   $  8,780  $  8,267
   Depreciation of real estate                      7,192      7,055     6,579
   Amortization of loan costs                          69         39        39
   Minority interests in consolidated subsidiaries  1,009      1,113     1,153
   (Increase) decrease in interest and rent
        receivable                                    276       (434)     (367)
   (Increase) decrease in other assets                  5         (6)        2
   Increase in accounts payable and
     accrued liabilities                              348        119       435
        NET CASH PROVIDED BY OPERATING ACTIVITIES  16,838     16,666    16,108

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of property & equipment, net    (2,696)       912   (20,874)
   Investment in mortgage notes receivable         (3,236)    (7,434)      ---
   Collection of mortgage notes receivable          4,134      6,197     1,340
   Investment in other real estate investments        ---       (300)      ---
        NET CASH USED IN INVESTING ACTIVITIES      (1,798)      (625)  (19,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     3,005      2,000    15,500
   Payments on long-term debt                      (3,696)    (4,009)   (1,727)
   Financing costs paid                               (50)       ---       ---
   Dividends paid to stockholders                 (12,726)   (12,705)   (9,371)
   Distributions paid to partners                  (1,616)    (1,648)   (1,308)
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                    (15,083)   (16,362)    3,094

DECREASE IN CASH AND CASH EQUIVALENTS                 (43)      (321)     (332)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        2,576      2,897     3,229
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 2,533   $  2,576  $  2,897

SUPPLEMENTAL INFORMATION:
   Cash payments for interest expense             $ 7,967   $  7,164  $  6,577
During 2000, NHR acquired property and
   equipment in exchange for its rights
   under mortgage notes receivable
     Mortgage and other notes receivable          $(9,306)  $    ---  $    ---
     Land                                             700        ---       ---
     Building and improvements                      8,606        ---       ---
During 1999 and 1998, $710,000 and $18,438,000,
   respectively, of Senior Subordinated
   Convertible Notes were converted into
   46,690 shares and 1,210,270 shares of NHC
   common stock.  NHR was obligated to issue NHR
   common stock upon the conversion of the Notes:
     Common stock                                 $   ---   $     (1) $    (12)
     Capital in excess of par value                   ---     (2,378)       12
     Minority interests in consolidated subsidiaries  ---      2,379       ---
During 1999, 94,440 units of NHR/OP, L.P. units
   were exchanged for 94,440 shares of NHR common
   stock
     Common stock                                 $   ---   $     (1) $    ---
     Capital in excess of par                         ---     (1,286)      ---
     Minority interests in consolidated subsidiaries  ---      1,287       ---

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                               NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (in thousands, except share amounts)
                      Cumulative Convertible                  Capital in                       Total
                         Preferred Stock       Common Stock   Excess of  Cumulative Cumulative Stockholders'
                       Shares    Amount     Shares    Amount  Par Value  Net Income Dividends  Equity
BALANCE AT 12/31/97          -- $     --   8,237,423   $ 82   $131,616   $     --   $      --  $131,698
Net income                   --       --          --     --         --      8,267          --  $  8,267
Shares issued in con-
  version of convertible
  debentures to common
  stock                      --       --   1,210,270     12        (12)        --          --        --
Dividends to common
  shareholders ($1.33
  per share)                 --       --          --     --         --         --     (12,512)  (12,512)

BALANCE AT 12/31/98          --       --   9,447,693     94    131,604      8,267     (12,512)  127,453

Net income                   --       --          --     --         --      8,780          --     8,780
Shares issued in con-
  version of convertible
  debentures to common
  stock                      --       --      46,690      1      2,378         --          --     2,379
Shares issued in ex-
 change for NHR/
 OP, L.P. units              --       --      94,440      1      1,286         --          --     1,287
Dividends to common
  shareholders ($1.33
  per share)                 --       --          --     --         --         --     (12,752)  (12,752)

BALANCE AT 12/31/99          --       --   9,588,823     96    135,268     17,047     (25,264)  127,147

Net income                   --       --          --     --         --      7,939          --     7,939
Shares canceled              --       --     (18,500)    --         56         --          --        56
Dividends to common
  shareholders ($1.33
  per share)                 --       --          --     --         --         --     (12,720)  (12,720)

BALANCE AT 12/31/00          -- $     --   9,570,323   $ 96   $135,324   $ 24,986   $ (37,984) $122,422


The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

          NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 2000 AND 1999


NOTE 1.  ORGANIZATION

     National Health Realty, Inc. (NHR) is a Maryland real estate investment trust (REIT) that was incorporated on September 26, 1997 as a wholly owned subsidiary of National HealthCare Corporation (NHC and formerly National HealthCare L.P.). At December 31, 1997, NHC transferred certain assets and liabilities to NHR and NHR/OP, L.P. in exchange for 8,237,423 shares of NHR common stock and 1,310,194 limited partnership units of NHR/OP, L.P. NHC then distributed the common stock of NHR and the limited partnership units of NHR/OP, L.P. to NHC's unitholders at the rate of one share or one unit for each NHC unit outstanding on the record date of December 31, 1997. The limited partnership units of NHR/OP, L.P. were distributed to certain NHC unitholders in order to protect the REIT status of NHR. NHR/OP, L.P. is a Delaware limited partnership that is the operating entity of NHR. NHR owns an 88% limited partnership interest and, through a qualified REIT subsidiary, a 1% general partnership interest in NHR/OP, L.P. NHR and NHR/OP, L.P. are collectively referred to herein as "NHR".

     The majority of NHR's revenue is derived from interest income on secured mortgage loans and from rent generated on leased properties involved in the long-term care industry.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements include the accounts of NHR and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Real Estate Properties - NHR records properties at cost. Real property transferred from NHC was recorded at NHC's net book value at the date of transfer. NHR uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years.

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), NHR evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, NHR reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying value of the property exceeds the fair value of the property.

     Cash and Cash Equivalents - Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less.

     Federal Income Taxes - NHR intends at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, NHR will not be subject to federal income tax provided it distributes at least 95% (90% in 2001 and thereafter) of its annual REIT taxable income to its stockholders and meets other requirements to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. NHR's failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on the financial position, results of operations and cash flows of NHR.

     The primary difference between NHR's tax basis and the reported amounts of NHR's assets and liabilities is a higher tax basis than book basis (by approximately $14,689,000) in its real estate properties.

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

     Other Assets - Other assets include NHR's $296,000 investment in Summerfield Development LLC (Summerfield), a real estate development company. Summerfield is a related party of NHR, since certain members of NHR's management and Board of Directors are also members of Summerfield. NHR carries its investment in Summerfield at cost in the consolidated balance sheets.

     Rental Income - Rental income is recognized by NHR based on the terms of NHR's leases. Under certain of its leases, NHR receives contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. NHR recognizes contingent rent annually or quarterly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured.

     Mortgage Interest Income - Mortgage interest income is recognized by NHR based on the interest rates and principal amounts outstanding of the mortgage notes receivable. NHR's policy related to mortgage interest income on nonperforming mortgage loans is to not recognize unpaid mortgage interest income in excess of 90 days.

     Stock-Based Compensation - NHR accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. NHR has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). As a result, no compensation cost has been recognized in the consolidated statements of income for NHR's stock option plan. See Note 9 for additional disclosures about NHR's stock option plan.

     Comprehensive Income - NHR adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) effective January 1, 1998. SFAS 130 requires that changes in the amount of certain items, including gains and losses on certain securities, be shown in the financial statements. For each of the years ended December 31, 2000, 1999 and 1998, NHR's comprehensive income was equal to its net income.

     Segment Disclosures - NHR adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) effective January 1, 1998. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial reports issued to shareholders. NHR operates in one industry segment; consequently, the adoption of SFAS 131 had no effect on NHR.

     New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. NHR's implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows.

     From June 1998 through June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHR will adopt SFAS 133, as amended, effective January 1, 2001. Management does not believe that the adoption of SFAS 133, as amended, will have a material impact on NHR's financial position, results of operations or cash flows.


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

    During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHR is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2000, NHR recognized $310,000 of percentage rent from NHC. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Total rental income from NHC was $15,454,000, $15,485,000 and $13,570,000 during 2000, 1999, and
1998, respectively.

     On October 1, 2000, NHC terminated its individual leases on nine Florida long term care facilities. However, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR on the nine Florida long term care facilities. Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which are owned by NHC. Lease payments to NHR from the new lessees offset NHC's lease obligations pursuant to the master operating lease.

     NHC has a right of first refusal with NHR to purchase any of the properties transferred from NHC should NHR receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

     At December 31, 2000, the approximate future minimum base rent commitments to be received by NHR on non-cancelable operating leases (including the nine Florida health care facilities referred to above) are as follows:

                    2001                 $16,474,000
                    2002                  16,474,000
                    2003                  16,474,000
                    2004                  16,474,000
                    2005                  16,474,000
                    Thereafter            32,948,000

     NHC has stated previously in its consolidated financial statements that it is a defendant in a lawsuit filed under the Qui Tam provisions of the Federal False Claims Act. In connection with the Qui Tam lawsuit, effective December 14, 2000, the U.S. District Court of Florida approved a settlement between the Department of Justice and NHC, along with the other related defendant parties. The settlement had no impact on NHR's financial position, results of operations or cash flows and is not expected to affect NHC's ability to fulfill its future lease obligations to NHR.

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

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expenses incurred by NHC. During 2000, 1999, and 1998, NHR's compensation to NHC under the Advisory Agreement was $503,000, $506,000, and $471,000, respectively.

     NHC is also the Advisor of National Health Investors, Inc. (NHI). Pursuant to the NHR Advisory Agreement, NHR has agreed that as long as NHC is obligated both under the NHR Advisory Agreement and the NHI Advisory Agreement, NHR will only do business with NHC and will not compete with NHI. As a result, NHR is severely limited in its ability to grow and expand its business. Furthermore, NHR will not seek additional third party investments to expand its investment portfolio.


NOTE 4.  REAL ESTATE PROPERTIES

     The following table summarizes NHR's real estate properties by type of facility and by state as of December 31, 2000:

                               Number
                                 of                    Buildings and  Accumulated
Facility Type and State       Facilities       Land    Improvements   Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida                              6       $  5,775  $  40,795      $ 6,310
Indiana                              3            700      8,606          105
Missouri                             1            123      3,728          624
South Carolina                       7          6,145     36,215        6,182
Tennessee                            2            874     11,474        1,271
   Total Long-Term Care Centers     19         13,617    100,818       14,492

Assisted Living Facilities:
Alabama                              1            268      5,468          953
Florida                              3          3,414     21,698        3,084
Tennessee                            2            886     13,434        1,475
   Total Assisted Living
       Facilities                    6          4,568     40,600        5,512

Independent Living Centers:
Tennessee                            1          2,046     14,930          822
   Total Independent Living
     Centers                         1          2,046     14,930          822
     Total                          26       $ 20,231  $ 156,348      $20,826


American Healthcare Corporation Foreclosure

     As a result of the transfer of assets from NHC on December 31, 1997, NHR held mortgage notes receivable from American Healthcare Corporation (AHC). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana. NHR had not received its monthly principal and interest payments on the AHC loans since June 1999 and had commenced foreclosure proceedings.

     On November 22, 2000, NHR purchased at public auction for $10,571,000 (the then carrying amount of the principal and accrued interest on the AHC loans) the four facilities in Indiana, one of which had been closed. NHR also received $1,265,000 of cash based on an agreement reached with NHC, the previous manager of the facilities. NHR reduced the carrying amount of its investment in the principal and accrued interest of the loans by the amount of cash received and recorded the real estate, property and equipment of the four facilities at $9,306,000, which amount management believes approximates the fair value of the facilities.

     Following the foreclosure, NHR leased three of the four facilities to Health Services Management of Indiana, LLC (HMSI) under a master lease. The lease is for an initial 12-month term with renewal options at HSMI's option and qualifies as an operating lease. The lease also provides HSMI with an option to purchase the facilities. The fourth facility had been closed just prior to NHR's foreclosure and is not leased to or being acquired by HSMI. The principal officer of the entity that currently leases from NHR the three properties obtained through foreclosure was also the principal officer of those properties prior to the foreclosure.


NOTE 5.  MORTGAGE AND OTHER NOTES RECEIVABLE

     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2000:

         Final     Number of                                         Principal
     Payment Date    Loans        Payment Terms                        Amount
         (dollar amounts in thousands)
       2004           29      Monthly payments from $1,000 to $71,000,
                              which include interest at 10.25%.        $51,310

       2005            5      Monthly payments from $11,000 to $35,000,
                              which include interest at 10.25%.          8,826

       2006            4      Monthly payments from $10,000 to $45,000,
                              which include interest at 10.25%.         10,126

       2014            1      Monthly payments of $38,250, which
                              include interest at 8.5%.                  4,606

       2016            1      Monthly payments of $43,000, which
                              include interest at prime rate plus 2%.    5,405

        2001-          5      Monthly payments from $5,000 to $35,000,
        2016                  which include interest ranging from prime
                              rate plus 2% to 12%.                       3,859

                                                                       $84,132

Florida Convalescent Centers, Inc.

     Approximately $59,219,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will attempt to reinvest any amounts prepaid. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, NHR may seek to obtain a waiver of this requirement. In the event that NHR uses the money to pay down existing debt, it will result in a reduction of cash flow.

     Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. As of December 31, 2000, FCC has made all required payments to NHR under the terms of the note agreements.

     Approximately $25,015,000 of NHR's notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on eight Florida nursing homes, totaling approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.


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

     Interest and rent receivable - The carrying amount approximates the fair value because of the short-term nature of these receivables.

     Cash and cash equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-term debt - The fair value of NHR's long-term debt is estimated based on the current rates offered to NHR and other REITs for debt of the same remaining maturities.

     Payables and accrued expenses - The fair value approximates the carrying amount because of the short-term nature of these liabilities.

     The estimated fair values of NHR's financial instruments are as follows:

December 31,                                   2000                    1999
                                    ----------------------- --------------------
(in thousands)                      Carrying                Carrying
                                    Amount       Fair Value Amount    Fair Value
                                    ----------   ---------  --------  ----------
Mortgage and other notes receivable $   84,132   $  84,132  $ 94,336  $ 94,336
Interest and rent receivable               525         525       801       801
Cash and cash equivalents                2,533       2,533     2,576     2,576
Long-term debt                        (100,928)   (100,928) (101,619) (101,619)
Payables and accrued expenses           (4,489)     (4,489)   (4,146)   (4,146)

NOTE 7. LONG-TERM DEBT

 Long-term debt consists of the following:

                                    Weighted Average   Final          Principal Amount
(dollar amounts in thousands)        Interest Rate   Maturities       2000          1999
Term loan, principal and interest      Variable,
   payable quarterly                     7.8%            2002      $ 91,250       $90,219

Senior secured notes, principal
   and interest payable
   semiannually                           8.3            2003         2,169         3,030

Senior secured notes, principal
   and interest payable semiannually      8.4            2005         4,309         5,170

First mortgage revenue bonds,
   interest payable monthly,
   principal due at maturity           Variable,
                                          5.5            2011         3,200         3,200
                                                                   $100,928      $101,619

     The aggregate principal maturities of all long-term debt, excluding the effects of any acceleration provisions, for the five years subsequent to December 31, 2000 are as follows:

                    2001                $ 5,040,000
                    2002                 89,665,000
                    2003                  1,294,000
                    2004                    862,000
                    2005                    862,000

     Substantially all real estate property and certain mortgage and other notes receivable are pledged as collateral on the long-term debt.

     Certain loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. All such covenants have been met by NHR.

     The debt identified as senior secured notes was financed through NHC, National Health Corporation ("National") and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust (the "ESOP") before being transferred to NHR in 1997. This debt (total outstanding balance of $20,536,000 at December 31, 2000, of which $6,478,000 is the primary obligation of NHR) is cross-defaulted with other obligations of NHC, NHI and National. Thus, defaults by NHC, NHI or National under their debt obligations could cause NHR to be in default under its debt obligations. NHC, NHI and National have various debt and letters of credit maturing during 2001, which will require adequate resources or debt refinancings to satisfy those maturities. NHR believes, based on discussions with NHC, NHI and National, that through refinancings or other means these entities will meet the scheduled debt maturities. The failure of these entities to meet their scheduled debt maturities could result in defaults by NHR under its debt obligations, which would have a material adverse effect on NHR's financial position and cash flows.


NOTE 8.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

     At December 31, 2000, NHR is obligated to issue at the election of the holders 15,000 shares of its common stock related to stock options (the NHC Options) originally issued by NHC. The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. NHR has reserved an additional 15,000 shares of common stock for the exercise of the NHC options.

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

                                                           Weighted Average
                                           Number of           Exercise
                                            Shares               Price
          Outstanding December 31, 1997        ---                 ---

          Options granted                   15,000              $18.88
          Options exercised                    ---                 ---

          Outstanding December 31, 1998     15,000               18.88
          Options granted                  382,000                8.50
          Options exercised                    ---                 ---

          Outstanding December 31, 1999    397,000                8.89
          Options granted                   15,000                6.50
          Options exercised                    ---                 ---

          Outstanding December 31, 2000    412,000                8.81

     At December 31, 2000, all options outstanding are exercisable. Exercise prices on the options range from $6.50 to $18.88. The weighted average contractual life of options outstanding at December 31, 2000 is 4.6 years. NHR has reserved 500,000 shares of common stock for issuance under the stock option plan.

     Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on NHR's earnings and earnings per share.


NOTE 10.  EARNINGS PER SHARE

     NHR has calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based on net income as reported in the consolidated statements of income and the weighted average number of common shares outstanding during the year.

     Diluted earnings per share assumes the exercise of stock options as well as the NHC Options and, in 1999 and 1998, the conversion of convertible debentures issued by NHC into shares of NHR common stock using the treasury stock method. For purposes of calculating diluted earnings per share, there is no adjustment to net income as reported in the consolidated statements of income.


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


NOTE 12.  COMMON STOCK DIVIDENDS

     Dividend payments by NHR to its common stockholders are characterized in the following manner for tax purposes in 2000:

Dividend           Taxable as                        Non-Taxable
Payment             Ordinary     Taxable as          Return of
  Date               Income      Capital Gains       Capital         Totals
April 17, 2000      $ .30075     $    ---            $ .03175       $ .3325
July 17, 2000         .30075          ---              .03175         .3325
October 16, 2000      .30075          ---              .03175         .3325
January 15, 2001      .30075          ---              .03175         .3325
                    $1.20300     $    ---            $ .12700       $1.3300


SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share amount)

    The following table sets forth selected quarterly financial data for the two most recent fiscal years.

                                1st       2nd       3rd     4th
                              Quarter   Quarter   Quarter  Quarter
2000
Net Revenues                  $6,135    $6,185    $6,255   $6,599
Net Income                     1,977     1,940     1,908    2,114
Basic Earnings Per Share        .210      .200      .200     .220
Diluted Earnings Per Share      .210      .200      .200     .220

1999

Net Revenues                  $6,249    $6,364    $6,397   $5,994
Net Income                     2,313     2,333     2,269    1,865
Basic Earnings Per Share        .240      .240      .240     .200
Diluted Earnings Per Share      .240      .240      .240     .190


                             ITEM 9
        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                            PART III

                            ITEM 10
         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


          Directors and Executive Officers

     The Board of Directors is divided into three classes. Directors will hold office until the annual meeting for the year in which their term expires and until their successor is elected and qualified. As each of their terms expire, the successor shall be elected to a three-year term. A director may be removed from office for cause only. Officers serve at the pleasure of the Board of Directors for a term of one year. The following table sets forth the current directors and executive officers of NHR:

                                             Current        Officer of
                                             Term as           NHR's
                                             Director       Predecessor
Name                          Age             Expires          Since
J. K. Twilla                  74               2001               ---
Robert G. Adams               54               2003              1985
Olin O. Williams              70               2003               ---
W. Andrew Adams               55               2002              1973
Ernest G. Burgess, III        60               2002              1975
Richard F. LaRoche, Jr.       55               ----              1974

     Each of the directors of NHR are currently directors of National HealthCare Corporation. Mr. W. Andrew Adams and Mr. LaRoche are directors of National Health Investors, Inc. Messrs. Adams and Mr. LaRoche are executive officers not only of NHR, but in similar capacities with NHC and NHI.

    Drs. Twilla and Williams have been physicians in private practice in Tennessee for more than 25 years each and are now retired. Dr. Williams now serves on the Board of the Bank of Murfreesboro, headquartered in Murfreesboro, Tennessee.

    Mr. W. Andrew Adams is the President and a Director of the Company and has been the Chief Executive Officer of NHC since 1981, and on its Board since 1974. He currently serves on the Multi-facility Committee of the American Health Care Association. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trust of Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc. and National HealthCare Corporation and serves on the Board of SunTrust Bank in Nashville, Tennessee.

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



                            ITEM 11
                     EXECUTIVE COMPENSATION

     Outside directors receive $2,500 per meeting attended. All directors attended all three board meetings in 2000. In addition, outside directors receive an automatic stock option to each purchase 5,000 shares of NHR common stock at a purchase price equal to the closing price of the Shares on the date of NHR's annual meeting, presently scheduled for April 26, 2001.

    NHR's day to day operations are conducted by personnel provided by NHC. NHR has three executive officers, W. Andrew Adams as President, Robert G. Adams as Vice President and Richard F. LaRoche, Jr., as Vice President and Secretary, all of whom are also officers of NHC and NHI. These three executive officers may receive a bonus for their work for NHR, which is paid by NHC and credited against the advisory fee; however, no bonus as yet has been declared or paid to them for 2000.

    The following Table I sets forth certain information concerning the compensation of the Company's chief executive officer and the other executive officers of the Company:

                                          TABLE I
                               NATIONAL HEALTH REALTY, INC.
                                SUMMARY COMPENSATION TABLE
                                           2000
                                                                                Long Term Compensation
                                                                      ----------------------------------------
                        Annual Compensation(1)                                 Awards               Payouts
--------------------------------------------------------------------  --------------------------  ------------
       (a)               (b)       (c)        (d)           (e)           (f)           (g)           (h)            (i)
                                                        Other annual  Restricted                                All Other
Name and Principal                                      Compensation  Stock Awards  Options/SARs  LTIP Payouts  Compensation
Position                Year    Salary($)  Bonus($)(2)  ($)           ($)           (#)           ($)           ($)
W. Andrew Adams         2000    $   ---    $    (3)            ---           ---           ---           ---           ---
President & CEO         1999        ---     150,000            ---           ---           ---           ---           ---
                        1998        ---     100,000            ---           ---           ---           ---           ---

Robert G. Adams         2000    $   ---         (3)            ---           ---           ---           ---           ---
Senior Vice President   1999        ---     150,000            ---           ---           ---           ---           ---
& COO                   1998        ---     100,000            ---           ---           ---           ---           ---

Richard F. LaRoche, Jr. 2000    $   ---    $    (3)            ---           ---           ---           ---           ---
Sr. V.P. & Secretary    1999        ---     150,000            ---           ---           ---           ---           ---
                        1998        ---     100,000            ---           ---           ---           ---           ---

1Compensation deferred at the election of an executive has been included in column (d).
2These officers also received compensation from National Health Investors, Inc. and National HealthCare Corporation which are disclosed in those Companies' Form 10-K or proxy statements.
3No bonus has yet been declared or paid for 2000.




                                         TABLE II
                               NATIONAL HEALTH REALTY, INC.
                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                     December 31, 2000
         (a)                           (b)               (c)           (d)             (e)         (f)        (g)
                                                      % of Total
                                                      Options/SARs   Exercise
                                                      Granted to     or Base
                                     Options/SARs     Employees in   Price ($/Sh)   Expiration
     Executive Officers              Granted (#)(1)   Fiscal Year                   Date           5%($)     10%($)
---------------------------------    --------------   -------------  ------------   -----------   ------    -------
W. Andrew Adams, President & CEO               ---           ---           ---           ---         ---        ---
Robert G. Adams, Sr. VP                        ---           ---           ---           ---         ---        ---
Richard F. LaRoche, Jr., Sr. VP                ---           ---           ---           ---         ---        ---

         Directors
J. K. Twilla                                 5,000         33.3%         $6.50      May 24, 2005  $9,000    $19,850
Olin O. Williams                             5,000         33.3%         $6.50      May 24, 2005  $9,000    $19,850
Ernest G. Burgess, III                       5,000         33.3%         $6.50      May 24, 2005  $9,000    $19,850

1No options have been awarded to Executive Officers
2Based on remaining option term (if any) and annual compounding over December 31, 1998 average stock price of $11.44 per share.

                                         TABLE III
                               NATIONAL HEALTH REALTY, INC.
                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES
                                     December 31, 2000
                                                                          Number of Unexercised      Value of Unexercised in-the-
                                                                          Options/SARs at FY-End(#)  Money Options/SARs at FY
                                                                                                     End ($)
                               Shares acquired on   Value Realized($)(1)  Exercisable/               Exercisable/
     Executive Officers        Exercise (#)                               Unexercisable              Unexercisable
W. Andrew Adams, President & CEO        ---                    ---               44,000                       ---
Robert G. Adams, Sr. VP                 ---                    ---               32,000                       ---
Richard F. LaRoche, Jr., Sr. VP         ---                    ---               32,000                       ---

       Directors
J. K. Twilla                            ---                    ---               15,000                       ---
Olin O. Williams                        ---                    ---               15,000                       ---
Ernest G. Burgess, III                  ---                    ---               15,000                       ---

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

     Pursuant to the automatic grant provisions of the plan, the three non-NHC affiliated directors have each received options to purchase shares at $11.50 on April 26, 1999, at $18.875 on January 5, 1999, and at $6.50 on May
24, 2000. The outside directors have not exercised any of the 1998, 1999 or 2000 grants. There are currently 64,802 shares available to grant under the 1997 Plan.

                                   ITEM 12
                        SECURITY OWNERSHIP OF CERTAIN
                      BENEFICIAL OWNERS AND MANAGEMENT

Names and Addresses           Number of NHR Shares          Percentage of
of Beneficial Owner           Beneficially Owned(3)         Total NHR Shares(1)
W. Andrew Adams, President
801 Mooreland Lane
Murfreesboro, TN  37128                  1,128,580(2)                11.8%

Dr. J. K. Twilla, Director
525 Golf Club Lane
Smithville, TN  37166                       78,392                     *

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN  37139                    112,645                    1.2%

Robert  G. Adams, Director & Sr. V.P.
2217 Battleground Drive
Murfreesboro, TN  37129                    485,309                    5.1%

Ernest G. Burgess, Director
2239 Shannon Drive
Murfreesboro, TN  37129                    184,320                    1.9%

Richard F. LaRoche, Jr., Sr. V.P. & Secretary
2103 Shannon Drive
Murfreesboro, TN  37130                    380,341                   4.00%

National Health Corporation
P. O. Box 1398
Murfreesboro, TN  37133                  1,271,147(2)                13.3%

Nicholas Company, Inc.
700 North Water Street
Milwaukee, WI 53202                        619,128(4)                 6.5%

T. Rowe Price Associates, Inc.
100 East Pratt Street
Baltimore, MD 21202                        589,000(5)                 6.1%

The Northern Trust Company
801 S. Canal C-IN
Chicago, IL 60607                          506,049                    5.3%

State Street Bank & Trust Company
1776 Heritage Drive
No. Quincy, MA 02171                       550,300                    5.1%

All Executive Officers and Directors
 of NHR                                  2,369,587                   24.7%

(1)    Based on 9,570,323 shares outstanding at December 31, 2000.

(2) Included as shares beneficially owned are units of limited partnership interest in NHR/OP, L.P., the Company's operating subsidiary. Although these units cannot vote, they may be exchanged for shares of the Company's common stock. This exchange has income tax consequences to the holder, but not to the Company.

(3) Except as otherwise noted, all shares are owned beneficially with sole voting and investment power. Included in the amounts above are 15,000 shares each optioned to Mr. Burgess, Dr. Williams, and Dr. Twilla, as well as the options to Messrs. Adams and LaRoche shown on Table II.

(4) Not included in these shares are 443,600 shares owned individually by Albert O. Nicholas, CEO of Nicholas Company, Inc.

(5) These securities are owned by various individual and institutional investors (which own 589,000 shares, representing 6.1% of the shares outstanding), which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.



                            ITEM 13
         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Assumed Liabilities

    NHR was transferred the Initial Healthcare Facilities subject to Assumed Liabilities of approximately $86.4 million at December 31, 1997. NHR immediately repaid $71.6 million of the Assumed Liabilities with the proceeds of the NHR Credit Agreement in the amount of $75 million with the Bank of Tokyo/Mitsubishi as Agent. The balance of the Assumed Liabilities includes $11.6 million of secured liabilities at fixed rates of 8.4% and 8.3%, which are amortizing and will be paid in full by the end of the calendar year 2005 and $3.2 million of first mortgage revenue bonds at variable rates (5.5% at December 31, 2000) due in 2011.

    Although NHR is subject to the Assumed Liabilities, NHI and NHC will remain liable on certain unassumed portions of such debt in certain percentages. NHR has agreed to indemnify NHC and NHI in respect of such continuing liability.

    Of the Assumed Liabilities, approximately $11.6 million is represented by fixed rate first mortgage notes and $3.2 million is represented by variable rate first mortgage revenue bonds on several of the Initial Healthcare Facilities. NHR has obtained the consent of the holders of these notes who have agreed that NHR's liability is limited to (1) its interest in the Initial Healthcare Facilities upon which the mortgages are placed, and (2) further limited to 28% of the total outstanding mortgage notes in question which are cross collateralized with other debt of NHC and NHI.


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

    During the Initial Term and both Renewal Terms (if applicable), NHC is obligated to pay NHR annual base rent for the respective Initial Healthcare Facilities in the respective amounts which upon completion of construction will initially aggregate $15,494,437. Additionally, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHC leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999.

    The Master Agreement and the respective Leases will also obligate NHC to pay as "other additional rent" all real estate taxes, utility charges and other charges imposed by third parties and which, if not paid, might become a levy or a lien upon the property. Base rent, other additional rent and percentage rent are collectively referred to in the Master Agreement as "rent."

    Each Lease of a Initial Healthcare Facility is what is commonly known as a "triple net lease" or "absolute net lease," under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs (including to structural portions of the buildings constituting a part of the Initial Healthcare Facilities) and other charges relating to the ownership and operation of the Initial Healthcare Facilities. NHC is also obligated to indemnify and hold harmless NHR from all claims resulting from the use and occupancy of each Initial Healthcare Facility by NHC or persons claiming under NHC and related activities, as well as to be fully responsible for, and to indemnify and hold NHR harmless against, all costs related to any hazardous substances or materials on, or other environmental responsibility with respect to, each Initial Healthcare Facility.

    Under each Lease, NHC's use of the Initial Healthcare Facility is limited to use as a nursing home, healthcare facility or other purpose for which the Leased Property is being used at the commencement date of the Lease unless NHR's consent to some other use is obtained. NHC has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Healthcare Facility for such purposes, and to use and maintain each Initial Healthcare Facility in a careful, safe and proper manner and in compliance with all local board of health and other applicable governmental and insurance regulations. Each Lease permits NHC to replace fixtures at each Initial Healthcare Facility and to finance such replacement (subject to the approval of NHR in the case of any financing in excess of $10,000), and to make alterations with respect to any Initial Healthcare Facility (subject to NHR's approval for any alteration in excess of $150,000 at any one Healthcare Facility in any one year), with the title to any such replacement fixtures and alterations belonging to NHR.

    An "Event of Default" will be deemed to have occurred under the Master Agreement and any individual Lease if NHC fails to pay Rent within ten business days after notice of nonpayment; if NHR gives three or more notices of nonpayment of Rent in any one year (provided however that such will not be an Event of Default if NHR fails to exercise its remedies within 60 days after the last of such notices); if NHC fails to perform any other covenant and NHC does not diligently undertake to cure the same within 30 days' notice from NHR; with respect to a Lease of any particular Initial Healthcare Facility, if NHC ceases operations thereof for more than 180 days other than as a result of destruction or condemnation; if any bankruptcy proceedings are instituted by or against NHC and, if against NHC, they are not dismissed within 90 days; if a custodian or receiver is appointed for any Initial Healthcare Facility and not discharged within 60 days or NHC is enjoined or prevented from conducting a substantial part of its business for more than 60 days; if uncontested liens on any part of the property of NHC are not dismissed or bonded within 60 days; or if NHC or any affiliate of NHC defaults on any other material obligation to NHR or on any material obligation under any debt associated with any Initial Healthcare Facility or any debt co-guaranteed by NHR and NHC.

    In the event of any Event of Default, NHR may evict NHC and either terminate the Lease or re-let the premise. In either event, NHC shall remain responsible for the rental value of the premises for the stated remainder period of the term in excess of rents received by NHR from any successor occupant. In addition, NHR may exercise any other rights that it may have under law.

    In the event of any damage or destruction to any Initial Healthcare Facility, NHC has the obligation to fully repair or restore the same at its expense, with the Base Rent, real estate taxes and other impositions on the particular Initial Healthcare Facility being appropriately abated during the time of restoration. If any Initial Healthcare Facility is damaged to such an extent that 50% of the licensed nursing home beds at such Initial Healthcare Facility are rendered unusable and if NHC has fully complied with the insurance obligations with respect to such Initial Healthcare Facility (including maintaining insurance against loss of rents), NHC may upon turning over all insurance proceeds with respect to such Initial Healthcare Facility terminate the Lease of that Initial Healthcare Facility.

    In the event of a condemnation or taking of any leased Initial
Healthcare Facility, the Lease terminates as to the portion of the Initial Healthcare Facility taken, and in the event of a partial taking, NHC is obligated to repair the portion not taken, if the same may still be economically used, and the Base Rent therefor will abate in proportion to the number of beds remaining.

    The Master Agreement provides that if during the Lease Term or within six months after termination of such Term NHR receives a bona fide third party offer to purchase any Initial Healthcare Facility, then, prior to accepting such third party offer, NHR shall give NHC a 15-day right of first refusal during which NHC may elect to purchase such Initial Healthcare Facility on the same terms and conditions offered by the third party. NHC also is granted a thirty day right of first refusal to lease an Initial Healthcare Facility expiring six months after the expiration of the Lease Term, on the same terms and conditions as offered by a third party, and accepted by NHR.

    Various other provisions of the Master Agreement with respect to Leases of the various Initial Healthcare Facilities provide for arbitration in the event of NHR and NHC's inability to resolve disputes under the Master Agreement or any Lease. Such Agreement also provides that upon its termination and the last of the Leases between NHR and NHC, NHR will, upon NHC's request within 12 months after such termination, use its best efforts to change its corporate name to a name that does not include the word "National".

    The Master Agreement described above applies only to the 24 Leases of the Initial Healthcare Facilities. NHR and NHC anticipate that any future leases of additional healthcare facilities between them will also become subject to the Master Agreement with appropriate modifications to fit the specific situation. The foregoing summary of certain of the provisions of the Master Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to all provisions of the Master Agreement.

    Although NHC has with NHR's consent terminated nine of the leases, (all in Florida), NHR has re-leased each facility to third parties on terms substantially to those above described. NHC remains obligated to its total rent payment owed pursuant to the Master Lease, but receives credit for rent payments made by the new leases on these nine properties.


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


     Restrictions on Investment Activities

     The Advisory Agreement provides that prior to the earlier to occur of
(i) the termination, for any reason, of the Advisory Agreement or (ii) NHC ceasing to be actively engaged as the investment advisor for NHI, NHR will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that NHR will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets, conveyed to it on December 31, 1997 by NHC.

    Term

    The Advisory Agreement is for a stated term expiring December 31, 2003 and thereafter from year to year unless earlier terminated. However, either party may terminate the Advisory Agreement at any time on 90 days written notice, and NHR may terminate the Advisory Agreement for cause at any time.

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

     Compensation

     For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of (i) two percent (2%) of NHR's gross consolidated revenues calculated according to generally accepted accounting principles, or (ii) the actual expenses incurred by NHC as outlined in the Advisory Agreement. The actual amount paid in 2000, 1999 and 1998 was $503,000, $506,000 an $471,000, respectively.

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

       (2)  Financial Statement Schedules

       The Financial Statement Schedules and Report of Independent Public Accountants on Financial Statement Schedules are listed in Exhibit 13.

       (3)  Exhibits:

       Reference is made to the Exhibit Index of this Form 10-K Annual Report.

b)     Reports on Form 8-K: None.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 19th day of March, 2001.

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

               Signature                Title                    Date


/s/ W. Andrew Adams           President & Director               March 19, 2001
W. Andrew Adams               Principal Executive Officer


/s/ Richard F. LaRoche, Jr.   Secretary and Director             March 19, 2001
Richard F. LaRoche, Jr.       Principal Financial Officer


/s/ J. K. Twilla              Director                           March 19, 2001
J. K. Twilla


/s/ Robert G. Adams           Director                           March 19, 2001
Robert G. Adams


/s/ Olin O. Williams          Director                           March 19, 2001
Olin O. Williams


/s/ Ernest G. Burgess, III    Director                           March 19, 2001
Ernest G. Burgess, III

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

  10.4 Loan Agreement dated as of April 21, 1995 by and between National HealthCare L.P. and First American National Bank (incorporated by reference to Exhibit 10.4 to the Registrant's registration state-ment No. 333-37173 on Form S-4)

  10.5 Credit Agreement dated as of December 31, 1996 by and among National HealthCare L.P., The Banks, and SunTrust Bank, Nashville, N.A., as Agent (incorporated by reference to Exhibit 10.5 to the Registrant's registration statement No. 333-37173 on Form S-4)

  10.6 Reimbursement and Letter of Credit Agreement dated as of June 1, 1989 among West Plains Manor, National HealthCare L.P. and The Bank of Tokyo, Ltd. New York Agency (incorporated by reference to Exhibit
            10.6 to the Registrant's registration statement No. 333-37173 on Form S-4)

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

     The 2000 financial statements, together with the Report of Independent Public Accounts, listed in the above index are filed herewith.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                ON FINANCIAL STATEMENT SCHEDULES



To National Health Realty, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of National Health Realty, Inc. included in Item 8 of this Form 10-K, and have issued our report thereon dated January 23, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




ARTHUR ANDERSEN LLP



Nashville, Tennessee
January 23, 2001

                               NATIONAL HEALTH REALTY, INC.
                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 2000
 Column A         Column B      Column C       Column D                Column E                Column F Column G   Column H

                                            Costs capitalized         Gross amount
                              Initial Cost    subsequent to          at which carried
                               to Company      acquisition           at close of period        Accumu-
                            --------------- ------------------   -------------------------     lated
                  Encum-            Build &  Improve-  Carrying           Build. &             Depre-   Date of    Date
Description       brances   Land    Improve  ments     Costs     Land     Improve   Total      ciation  Constr.    Acquired
-----------       -------   ----    -------  -------   --------  ----     --------  -----      -------  -------
                                            (dollars in thousands)
Health Care Centers (6)
  Florida         $51,778   $5,775  $40,795  $   ---   $  ---    $ 5,775  $ 40,795  $ 46,570   6,310    N/A        12/31/97

Health Care Centers (4)
  Indiana             ---      700    8,606      ---      ---        700     8,606     9,306     105    N/A        11/22/00

Health Care Centers (1)
  Missouri          4,650      123    3,728      ---      ---        123     3,728     3,851     624    N/A        12/31/97

Health Care Centers (7)
  South Carolina   21,237    6,145   36,215      ---      ---      6,145    36,215    42,360   6,182    N/A        12/31/97

Health Care Centers (2)
  Tennessee           ---      874   11,474      ---      ---        874    11,474    12,348   1,271    N/A        12/31/97

Assisted Living Facilities(1)
  Alabama             278      268    5,468      ---      ---        268     5,468     5,736     953    N/A        12/31/97

Assisted Living Facilities(3)
  Florida           2,947    3,414   21,698      ---      ---      3,414    21,698    25,112   3,084    N/A        12/31/97

Assisted Living Facilities(2)
  Tennessee           342      886   13,434      ---      ---        886    13,434    14,320   1,475    N/A        12/31/97

Retirement Centers (1)
  Tennessee           ---    2,046   14,930      ---      ---      2,046    14,930    16,976     822    N/A        12/31/97

                  $81,232  $20,231 $156,348   $  ---   $  ---    $20,231  $156,348  $176,579 $20,826

(A)    See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(B) The aggregate cost for federal income tax purposes is approximately $169,309,000.

(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

(D) Subsequent to NHC's transfer of the original real estate properties in 1997, NHR has purchased from NHC $22,658,000 of additions to the properties. As the additions were purchased from NHC rather than developed by NHR, the $22,658,000 has been included in the initial cost to the Company.

                               NATIONAL HEALTH REALTY, INC.
                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                           FOR THE YEAR ENDED DECEMBER 31, 2000

                                       12/31/00           12/31/99      12/31/98
                                                       (in thousands)
Investment in Real Estate:
  Balance at beginning of period        $164,577          $165,489      $144,615
  Additions through cash expenditures      2,696               ---        20,874
  Additions in exchange for rights
     under mortgage notes receivable       9,306               ---           ---
  Cost of real estate sold                   ---              (912)          ---
  Balance at end of year                $176,579          $164,577      $165,489


Accumulated Depreciation:
  Balance at beginning of period        $ 13,634          $ 6,579       $    ---
  Addition charged to costs and expenses   7,192            7,055          6,579
  Balance at end of year                $ 20,826          $13,634       $  6,579

                               NATIONAL HEALTH REALTY, INC.
                       SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                           FOR THE YEAR ENDED DECEMBER 31, 2000
       Column A        Column B        Column C          Column D  Column E Column F       Column G          Column H
                                                                                                              Principal Amount
                                                                                                              of Loans Subject
                                        Final            Monthly            Original                          to Delinquent
                       Interest         Maturity         Payment   Prior    Face Amount    Carrying Amount    Principal or
Description              Rate           Date             Terms     Liens    Of Mortgages   of Mortgages       Interest
                                  (dollars in thousands)
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Clearwater, Jacksonville
Largo, Pinellas,
Sun City and Tampa                      October, 2004-
     Florida (A)(B)      10.25%         March, 2006       $ 388    None     $ 36,982       $ 34,204             None

Lake City and Pensacola,
     Florida (D)         10.25%         Nov., 2004          111    None       10,729         11,288             None

Sarasota, Florida(E)   Prime rate       Sept., 2016          51    None        6,137          6,166             None
                        plus 2%

Ocoee, Florida(F)        8.5%           Sept., 2014          43    None        5,438          4,881             None
                        plus 2%

First Mortgage Revenue Bonds:
Castleton Bonds          10%            May, 2013            19    None        1,819          1,625             None

Second Mortgage Loans:
Gainesville, Ocala, Orlando,
N. Miami Beach,
Port St. Lucie, Vero Beach,
W. Palm Beach and Winter Haven,
     Florida(A)(C)       10.25%         Oct., 2004-        272  $21,800       26,864         25,015             None
                                        Sept., 2006
Working Capital Loans:
AHC Management, Inc.     Prime rate     On Demand          ---   25,518        2,000            953             None
                         plus 2%

(A) Approximately $59,219,000 mortgage and other notes receivable are due from a single debtor that operates 14 licensed nursing centers in Florida.
(B)  Balloon payments of approximately $29,234,000 due at maturity.
(C)  Balloon payments of approximately $21,747,000 due at maturity.
(D)  Balloon payment of approximately $8,615,000 due at maturity.
(E)  Balloon payment of approximately $5,570,000 due at maturity.
(F)  Balloon payment of approximately $4,852,000 due at maturity.

(1)  See Note 5 of Notes to Consolidated Financial Statements.
(2)  For tax purposes, the cost of investments is the carrying amount.

                               NATIONAL HEALTH REALTY, INC.
                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
                           FOR THE YEAR ENDED DECEMBER 31, 2000


                                        12/31/00       12/31/99       12/31/98
                                    (in thousands)
Reconciliation of mortgage loans:
  Balance at beginning of period        $94,336        $93,099        $ 94,439
  Additions:
       New mortgage loans                 3,236          7,434             ---

  Deductions during period:
     Collection of principal              4,134          6,197           1,340
     Acquisition of property
       and equipment in ex-
       change for mortgage
       notes receivable                   9,306            ---             ---

  Balance at end of period              $84,132        $94,336        $ 93,099

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


Nashville, Tennessee
March 23, 2001