Form 10-Q
period 2001-03-31
NATIONAL HEALTH REALTY INC
filed 2001-05-15
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended March 31, 2001	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC. (Exact name of registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization	52-2059888 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

9,570,323 shares of common stock were outstanding as of April 30, 2001.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2001 (unaudited)	Dec. 31, 2000
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,231
Buildings and improvements	158,054	156,348
	178,260	176,579
Less accumulated depreciation	(22,678)	(20,826)
Real estate properties, net	155,582	155,753

Mortgage and other notes receivable	81,525	84,132
Interest and rent receivable	240	525
Cash and cash equivalents	3,345	2,533
Deferred costs and other assets	414	414
Total Assets	$241,106	$243,357

LIABILITIES
Debt	$ 99,990	$100,928
Minority interest in consolidated subsidiaries	15,339	15,518
Accounts payable and other accrued expenses	821	807
Accrued interest	159	96
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deferred income	192	---
Total liabilities	120,087	120,935

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock, $.01 par value: 75,000,000 shares authorized; 9,570,323 and 9,570,323 shares, respectively, issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	26,765	24,986
Cumulative dividends	(41,166)	(37,984)
Total stockholders' equity	121,019	122,422
Total Liabilities and Stockholders' Equity	$241,106	$243,357

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2000 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2001	2000
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,072	$ 3,949
Mortgage interest income	2,080	2,157
Investment interest and other income	24	29
	6,176	6,135
EXPENSES:
Interest	2,092	1,897
Depreciation of real estate	1,852	1,757
Amortization of loan costs	12	32
General and administrative	215	221
	4,171	3,907

INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	2,005	2,228

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	226	251

NET INCOME	$ 1,779	$ 1,977

NET INCOME PER COMMON SHARE:
Basic	$ .19	$ .21
Diluted	$ .19	$ .21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,588,702
Diluted	9,604,926	9,603,702

Common dividends per share declared	$ .3325	$ .3325

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,779	$ 1,977
Depreciation of real estate	1,852	1,757
Amortization of loan costs	12	32
Minority interests in consolidated subsidiaries	226	251
(Increase) decrease in interest & rent receivable	285	(86)
Increase in deferred income	192	---
Increase in other assets	(12)	(60)
Increase in accounts payable and accrued liabilities	77	14
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,411	3,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(51)	(1,844)
Collection of mortgage notes receivable	977	552
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	926	(1,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	---	2,000
Payments on long-term debt	(938)	---
Dividends paid to stockholders	(3,182)	(3,188)
Distribution paid to partners	(405)	(405)
NET CASH USED IN FINANCING ACTIVITIES	(4,525)	(1,593)

INCREASE IN CASH AND CASH EQUIVALENTS	812	1,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,533	2,576
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,345	$ 3,576

Supplemental Information:
Cash payments for interest expense	$ 2,029	$ 1,905

During the three months ended March 31, 2001, NHR acquired property and Equipment in exchange for its rights under first mortgage revenue bonds
First mortgage revenue bonds	$ (1,630)	$ ---
Building and improvements	$ 1,630	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (dollars in thousands)

	Cumulative Convertible Preferred Stock		Common Stock		Capital in Excess of	Cumulative	Cumulative	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Equity

BALANCE AT 12/31/00	---	$ ---	9,570,323	$ 96	$135,324	$ 24,986	$(37,984)	$122,422
Net income	---	---	---	---	---	1,779	---	1,779
Dividends to common shareholders ($.3325 per share)	---	---	---	---	---	---	(3,182)	(3,182)

BALANCE AT 3/31/01	---	$ ---	9,570,323	$ 96	$135,324	$ 26,765	$(41,166)	$121,019

BALANCE AT 12/31/99	---	$ ---	9,588,823	$ 96	$135,268	$17,047	$(25,264)	$127,147
Net income	---	---	---	---	---	1,977	---	1,977
Shares canceled	---	---	(5,500)	---	---	---	---	---
Dividends to common shareholders ($.3325 per share)	---	---	---	--	---	---	(3,186)	(3,186)

BALANCE AT 3/31/00	---	$ ---	9,583,323	$ 96	$135,268	$ 19,024	$(28,450)	$125,938

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

          The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2000, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarters interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents and the timing of debt and equity financings.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)
	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000

BASIC:
Weighted average common shares	9,570,323	9,588,702
Net income available to common stockholders	$1,791,000	$1,977,000

Net income per common share	$ .19	$ .21

DILUTED:
Weighted average common shares	9,570,323	9,588,702
Stock options	34,603	15,000
Average common shares outstanding	9,604,926	9,603,702

Net income available to common stockholders	$1,791,000	$1,977,000

Net income per common share	$ .19	$ .21

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

          At March, 31, 2001, NHR is obligated to issue at the election of the holders 15,000 shares of our common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. NHR has reserved an additional 15,000 shares of common stock for the exercise of the NHC options.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

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

NOTE 4. MORTGAGE PREPAYMENT CONTINGENCY:

          Approximately $58,748,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will apply some or all of the proceeds against our bank line of credit. If not so used, NHR will attempt to reinvest the balance available. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, we may seek to obtain a waiver of this requirement. In the event that we use the money to reduce existing debt, a reduction in the company's cash flow will result.

          Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of March 31, 2001.

          Approximately $24,800,000 of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes totaling approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

NOTE 5. DISPOSITION OF REAL ESTATE:

Loan Foreclosure-

          Through November 22, 2000, NHR held mortgage notes receivable from American Healthcare Corporation (AHC). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana. NHR ceased receiving its monthly principal and interest payments in June 1999 and commenced foreclosure proceedings.

          On November 22, 2000, NHR purchased at public auction for $10,571,000 (the then carrying amount of the principal and accrued interest on the AHCA loans) the four facilities in Indiana. NHR also received $1,265,000 of cash based on an agreement reached with NHC, the previous manager of the facilities. NHR reduced the carrying amount of its investment in the principal and accrued interest of the loans by the amount of cash received and recorded the real estate, property and equipment of the four facilities at $9,306,000. NHR also had a $1,630,000 first mortgage note receivable on these properties that remained outstanding.

          Following the foreclosure and effective January 1, 2001, we sold substantially all of the real estate and equipment of the four long-term health care centers located in Indiana, only three of which are currently in operation. Consideration for the sale and assumption of the $1,630,000 first mortgage is in the form of new mortgage notes in the total amount of $12,029,000. NHR accounts for this transaction under the deposit method in accordance with the provision of SFAS 66. Consistent with the deposit method, NHR has not recorded the sale of the assets and continues to record depreciation expense each period. Any cash received from the buyer (which totals $192,000 as of March 31, 2001) is reported as deferred income until the down payment criterion of SFAS 66 is met, at which time NHR will account for the sale under the full accrual method.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

NOTE 6. DEBT

          Of our outstanding debt as of March 31, 2001, $6,478,000 was originally financed through NHC, National Health Corporation (National) and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. This debt (total outstanding balance of $20,536,000 at March 31, 2001, of which $6,478,000 is our primary obligation) is cross-defaulted with other obligations of NHC, NHI and National. Thus, defaults by NHC, NHI or National under their debt obligations could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows. This debt is currently owned by NHC.

          In addition, of our outstanding debt as of March 31, 2001, $3,200,000 is secured by a mortgage of one of our health care centers and further backed by a bank letter of credit, which expires on July 1, 2001. We are in discussions with the bank regarding the extension of this letter of credit but do not know now whether or not the extension will be granted. The failure to renew the letter of credit could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows.

          NHC, NHI and National have various debt and letters of credit maturing during 2001, which will require adequate resources or debt refinancings to satisfy those maturities. We believe, based on discussions with NHC, NHI and National, that through refinancings or other means these entities will meet the scheduled debt maturities. The failure of these entities to meet their scheduled debt maturities could result in defaults by us under our debt obligations, which would have a material adverse effect on our financial position and cash flows.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENT

          In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000, but the implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

          From June 1998 through June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. NHR has adopted SFAS 133, as amended, effective January 1, 2001. NHR's adoption of SFAS 133, as amended, did not have a material impact on NHR's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 45 first and second mortgage promissory notes with principal balances totaling $81,525,000 (the Notes) at March 31, 2001 and secured by the real property of health care facilities.

Competitive Restrictions-

          We have an advisory services agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 74 long-term care health care facilities with 9,754 beds in 11 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon our capacities as landlord and note holder of those certain assets conveyed to us by NHC's predecessor.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

CAPITAL RESOURCES AND LIQUIDITY

          Our long-term debt of $99,990,000 includes a term loan with a principal amount of $70,312,000 and a revolving line of credit of $20,000,000, both of which mature in December 2002. We currently expect to either refinance the loans when due or utilize the proceeds from mortgage loan principal receipts to retire portions of the long-term debt during 2001 and 2002. Total scheduled debt principal maturities in 2001 are approximately $5,040,000.

          At quarter end, NHR's long-term debt as a percentage of total liabilities and capital was 41.5%. We expect our cash on hand, our operating and investing cash flows, and, as necessary, our borrowing capacity including the extending of existing letters of credit to be adequate to repay borrowings at or prior to their maturity, and to make dividend payments to shareholders adequate to meet the REIT requirements.

          NHR leases 23 health care facilities to various lessees: 14 properties are leased to NHC, and effective October 1, 2000, nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC.

          The three properties that were previously leased to Health Services Management of Indiana, LLC (HSMI) were sold to HSMI effective January 1, 2001. The sale, however, is not recorded and NHR continues to carry these properties on its balance sheet and to charge depreciation expense in accordance with SFAS 66, as more fully described in Note 5 to the financial statements.

          With respect to the nine properties leased to separate lessees, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR. Lease payments made to NHR from the new lessees are credited against NHC's overall rent obligation.

          The leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

FCC Notes-

          Of the $81,525,000 of first mortgage and other notes receivable, $58,748,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, we will use the proceeds to prepay some or all of our bank line of credit and attempt to invest any unused proceeds. In the event we use any prepayments to pay down existing debt, a reduction of NHR's cash flow will occur. However, no dividend reductions are expected to result from this action.

          Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of March 31, 2001.

          Approximately $24,800,000 of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes, totaling approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Loan Foreclosure-

          Through November 22, 2000, NHR held mortgage notes receivable from American Healthcare Corporation (AHC). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana. NHR ceased receiving its monthly principal and interest payments in June 1999 and commenced foreclosure proceedings.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

          On November 22, 2000, NHR purchased at public auction for $10,571,000 (the then carrying amount of the principal and accrued interest on the AHC loans) the four facilities in Indiana. NHR also received $1,265,000 of cash based on an agreement reached with NHC, the previous manager of the facilities. NHR reduced the carrying amount of its investment in the principal and accrued interest of the loans by the amount of cash received and recorded the real estate, property and equipment of the four facilities at $9,306,000. NHR also had a $1,630,000 first mortgage note receivable on these properties that remained outstanding.

          Following the foreclosure and effective January 1, 2001, we sold substantially all of the real estate and equipment of the four long-term health care centers located in Indiana, only three of which are currently in operation. Consideration for the sale and assumption of the $1,630,000 first mortgage is in the form of new mortgage notes in the total amount of $12,029,000. NHR accounts for this transaction under the deposit method in accordance with the provisions of SFAS 66. Consistent with the deposit method, NHR has not recorded the sale of the assets and continues to record depreciation expense each period. Any cash received from the buyer (which totals $192,000 as of March 31, 2001) is reported as deferred income until the down payment criterion of SFAS 66 is met, at which time NHR will account for the sale under the full accrual method.

Sources and Uses of Funds-

          Our leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2001 in the amount of $4,411,000 compared to $3,885,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The increase is due primarily to decreases in interest and rent receivable and increases in deferred income.

          Cash flows provided by investing activities during the first three months of 2001 included the net investment of $51,000 in the purchase of property and equipment compared to investments in the purchase of property and equipment of $1,844,000 in the prior period. Also, cash was provided by net collections on mortgage notes receivable of $977,000 during the three months ended March 31, 2001 compared to $552,000 in the prior period.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

          Cash flows used in financing activities for the first three months of 2001 included no borrowings compared to $2,000,000 of borrowings against the credit facility in the prior period. Payments on long-term debt were $938,000 compared to no payments on long-term debt in the same period last year. Cash flows used in financing activities included $3,182,000 to pay dividends to stockholders ($3,188,000 last year), and $405,000 to pay cash distributions to partners ($405,000 last year).

Dividends-

          We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable.

Debt-

          Of our outstanding debt as of March 31, 2001, $6,478,000 was originally financed through NHC, National Health Corporation (National) and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. This debt (total outstanding balance of $20,536,000 at March 31, 2001, of which $6,478,000 is our primary obligation) is cross-defaulted with other obligations of NHC, NHI and National. Thus, defaults by NHC, NHI or National under their debt obligations could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows. This debt is currently owned by NHC.

          In addition, of our outstanding debt as of March 31, 2001, $3,200,000 is secured by a mortgage of one of our health care centers and further backed by a bank letter of credit, which expires on July 1, 2001. We are in discussions with the bank regarding the extension of this letter of credit but do not know now whether or not the extension will be granted. The failure to renew the letter of credit could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows.

          NHC, NHI and National have various debt and letters of credit maturing during 2001, which will require adequate resources or debt refinancings to satisfy those maturities. We believe, based on discussions with NHC, NHI and National, that through refinancings or other means these entities will meet the scheduled debt maturities. The failure of these entities to meet their scheduled debt maturities could result in defaults by us under our debt obligations, which would have a material adverse effect on our financial position and cash flows.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

          Net income for the three months ended March 31, 2001 is $1,779,000 versus $1,977,000 for the same period in 2000, a decrease of 10.0%. Earnings per common share decreased 2 cents or 9.5% to 19 cents in the 2001 period from 21 cents in the 2000 period.

          Total revenues for the three months ended March 31, 2001 increased $41,000 or 0.7% to $6,176,000 from $6,135,000 for the three months ended March 31, 2000. Revenues from rental income increased $123,000 or 3.1% when compared to the same period in 2000. Revenues from mortgage interest decreased $77,000 or 3.6% in 2001 as compared to the same period in 2000.

          The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments.

          Total expenses for the 2001 three month period increased $264,000 or 6.8% to $4,171,000 from $3,907,000 for the 2000 three month period. Interest expense increased $195,000 or 10.3% in the 2001 three month period as compared to the 2000 period. Depreciation of real estate increased $95,000 or 5.4% due to the acquisition of property described in "Loan Foreclosure" above. General and administrative costs decreased $6,000 or 2.7%.

          Interest expense increased primarily due to a one-time interest charge of $211,000 related to additional interest charged by the bank. The increase in depreciation expense is due to depreciation of $98,000 for the Indiana properties.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

FUTURE RENTAL AND MORTGAGE INTEREST INCOME UNCERTAINTIES

          The rental income revenues are believed by management to be secure. However, the majority of our lessees income is derived from their participation in the Medicare and Medicaid programs. During 1997, the federal government enacted the Balanced Budget Act of 1997 (BBA) which contains numerous Medicare and Medicaid cost-saving measures. As part of these cost-saving measures, the BBA requires that nursing homes transition to a prospective payment system over a three cost report year transition period. Congress, however, increased certain payments to skilled nursing facilities during 2000 by virtue of amendments to the BBA passed in late 1999. Additional and positive amendments to the BBA were also passed in December 2000 which became effective April 1, 2001. These amendments, while not impacting our rental income (other than percentage rent), enhance the cash flows of the respective operators which in turn strengthens the value of the Health Care Facilities and Notes.

          None of our direct lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes are leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. All FCC note payments are current. Also, the three facilities sold to HMSI were recently foreclosed upon by us. We believe that HMSI will be able to make its mortgage payments to us but no assurances can be made by us.

          The ability of FCC to service the mortgage notes held by us is dependent on IHS's ability to make its lease payments to FCC. IHS's financial condition also may negatively impact FCC's ability to refinance approximately $21,800,000 of first mortgage debt superior to our second mortgage notes of $25,015,000. The financial status of IHS or its election to void one or more of its leases with FCC could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us.

Income Taxes--

          We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our annual REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

Impact of Inflation--

          Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing operations.

          Our revenues are primarily from long-term investments. Our leases with NHC require increases in rent income based on increases in the revenues of the leased facilities.

Forward-looking Statements--

          References throughout this document to the Company, "we" or "us" include National Health Realty, Inc. and its subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to National Health Realty, Inc. and its subsidiaries and not any other person.

          This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as "believes", anticipates", "expects", "intends", "estimates", "plans", and other similar expressions are forward-looking statements.

          Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

  national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;
  the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

  changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;
  the ability to pay when due or refinance certain debt obligations maturing within the next 21 months;
  the availability and terms of capital to fund investments;
  the competitive environment in which we operate;

          See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2000 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The Annual Report is available on our web site at www.nationalhealthrealty.com. You should carefully consider those risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

          As of March 31, 2001, $93,512,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional interest expense of approximately $581,000 and likewise, a reduction in interest rates would result in interest expense declining by approximately $581,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

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

Item 1.      Legal Proceedings.   None

Item 2.      Changes in Securities.   Not applicable

Item 3.      Defaults Upon Senior Securities.   None

Item 4.      Submission of Matters to a Vote of Security Holders.

(a)           The annual meeting of the shareholders was held on April 26, 2001.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

(b)           Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1:   Election of J. K. Twilla to serve as a director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. W. Andrew Adams, Mr. Robert G. Adams, Mr. Ernest G. Burgess, III, Mr. Richard F. LaRoche, Jr. and Dr. Olin O. Williams.
Nominee	Voting For	Withholding Authority	Percent For
J. K. Twilla	8,429,847	15,888	88.1

PROPOSAL NO. 2:   Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2001.
Voting For	Voting Against	Abstaining	Percent For
8,434,045	2,829	8,861	88.1

Item 5.      Other Information.   None

Item 6.      Exhibits and Reports on Form 8-K.

          (a)      List of exhibits - none

          (b)      Reports on Form 8-K - none required

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

March 31, 2001

(Unaudited)

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATIONAL HEALTH REALTY, INC.
(Registrant)

Date May 15, 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date May 15, 2001	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer