Form 10-Q
period 2001-06-30
NATIONAL HEALTH REALTY INC
filed 2001-08-13
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended June 30, 2001	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC. (Exact name of registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization	52-2059888 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

9,570,323 shares of common stock were outstanding as of July 31, 2001.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2001 (unaudited)	Dec. 31, 2000
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,231
Buildings and improvements	158,049	156,348
	178,255	176,579
Less accumulated depreciation	(24,525)	(20,826)
Real estate properties, net	153,730	155,753

Mortgage and other notes receivable	80,305	84,132
Interest and rent receivable	348	525
Cash and cash equivalents	3,428	2,533
Deferred costs and other assets	490	414
Total Assets	$238,301	$243,357

LIABILITIES
Debt	$ 98,189	$100,928
Minority interest in consolidated subsidiaries	15,215	15,518
Accounts payable and other accrued expenses	831	807
Accrued interest	163	96
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deferred income	267	---
Total Liabilities	118,251	120,935

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock, $.01 par value: 75,000,000 shares authorized; 9,570,323 shares, issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	28,978	24,986
Cumulative dividends	(44,348)	(37,984)
Total Stockholders' Equity	120,050	122,422
Total Liabilities and Stockholders' Equity	$238,301	$243,357

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2000 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,104	$ 3,949	$ 8,176	$ 7,898
Mortgage interest income	2,057	2,204	4,137	4,361
Investment interest and other income	27	32	51	61
	6,188	6,185	12,364	12,320
EXPENSES:
Interest	1,602	1,966	3,694	3,863
Depreciation of real estate	1,847	1,757	3,699	3,514
Amortization of loan costs	13	13	25	45
General and administrative	232	261	447	482
	3,694	3,997	7,865	7,904

INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	2,494	2,188	4,499	4,416

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	281	248	507	499

NET INCOME	$ 2,213	$ 1,940	$ 3,992	$ 3,917

NET INCOME PER COMMON SHARE:
Basic	$ .23	$ .20	$ .42	$ .41
Diluted	$ .23	$ .20	$ .41	$ .41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,574,752	9,570,323	9,581,727
Diluted	9,674,121	9,592,551	9,641,024	9,598,127

Common dividends per share declared	$ .3325	$ .3325	$ .6650	$ .6650

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,992	$ 3,917
Depreciation of real estate	3,699	3,514
Amortization of loan costs	25	45
Minority interests in consolidated subsidiaries	507	499
(Increase) decrease in interest and rent receivable	177	(92)
Increase in deferred income	267	---
Increase in other assets	(101)	(65)
Increase in accounts payable and accrued liabilities	91	111
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,657	7,929

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(46)	(1,928)
Collection of mortgage notes receivable	2,197	1,148
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,151	(780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	---	2,000
Payments on long-term debt	(2.739)	(958)
Dividends paid to stockholders	(6,364)	(6,374)
Distributions paid to partners	(810)	(808)
NET CASH USED IN FINANCING ACTIVITIES	(9,913)	(6,140)

INCREASE IN CASH AND CASH EQUIVALENTS	895	1,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,533	2,576
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,428	$ 3,585

Supplemental Information:
Cash payments for interest expense	$ 3,627	$ 3,877

During the six months ended June 30, 2001, NHR acquired property and Equipment in exchange for its rights under first mortgage revenue bonds
First mortgage revenue bonds	$ (1,630)	$ ---
Building and improvements	$ 1,630	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.
NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (dollars in thousands)

	Cumulative Convertible Preferred Stock		Common Stock		Capital in Excess of	Cumulative	Cumulative	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Equity

BALANCE AT 12/31/00	---	$ ---	9,570,323	$ 96	$135,324	$ 24,986	$(37,984)	$122,422
Net income	---	---	---	---	---	3,992	---	3,992
Dividends to common share- Holders ($.6650 per share)	---	---	---	---	---	---	(6,364)	(6,364)

BALANCE AT 6/30/01	---	$ ---	9,570,323	$ 96	$135,324	$ 28,978	$(44,348)	$120,050

BALANCE AT 12/31/99	---	$ ---	9,588,823	$ 96	$135,268	$17,047	$(25,264)	$127,147
Net income	---	---	---	---	---	3,917	---	3,917
Shares canceled	---	---	(18,500)	---	56	---	---	56
Dividends to common share- Holders ($.6650 per share)	---	---	---	---	---	---	(6,368)	(6,368)

BALANCE AT 6/30/00	---	$ ---	9,570,323	$ 96	$135,324	$ 20,964	$(31,632)	$124,752

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

NOTE 1.      SIGNIFICANT ACCOUNTING POLICIES:

          The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2000, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents and the timing of debt and equity financings.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)
	Three Months Ended June 30		Six Months Ended June 30

BASIC:	2001	2000	2001	2000
Weighted average common shares	9,570,323	9,574,752	9,570,323	9,581,727
Net income available to common stockholders	$2,213,000	$ 1,940,000	$3,992,000	$ 3,917,000

Net income per common share	$ .23	$ .20	$ .42	$ .41

DILUTED:
Weighted average common shares	9,570,323	9,574,752	9,570,323	9,581,727
Stock options	103,798	17,799	70,701	16,400
Average common shares outstanding	9,674,121	9,592,551	9,641,024	9,598,127

Net income available to common stockholders	$2,213,000	$ 1,940,000	$3,992,000	$ 3,917,000

Net income per common share	$ .23	$ .20	$ .41	$ .41

NOTE 3.      COMMITMENTS, CONTINGENCIES AND GUARANTEES:

          At June 30, 2001, NHR is obligated to issue at the election of the holders 15,000 shares of our common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. NHR has reserved an additional 15,000 shares of common stock for the exercise of the NHC Options.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

NOTE 4.      MORTGAGE PREPAYMENT CONTINGENCY:

          Approximately $58,291,000 of NHR's mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will apply some or all of the proceeds against our bank line of credit. If not so used, NHR will attempt to reinvest the balance available. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, we may seek to obtain a waiver of this requirement. In the event that we use the money to reduce existing debt, a reduction in the Company's cash flow will result.

          Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of June 30, 2001.

          Approximately $24,656,000 of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes totaling approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

          Following the foreclosure and effective January 1, 2001, we sold substantially all of the real estate and equipment of the four long-term health care centers located in Indiana, only three of which are currently in operation. Consideration for the sale and assumption of the $1,630,000 first mortgage is in the form of new mortgage notes in the total amount of $12,029,000. NHR accounts for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, NHR has not recorded the sale of the assets and continues to record depreciation expense each period. Any cash received from the buyer (which totals $267,000 as of June 30, 2001) is reported as deferred income until the down payment criterion of SFAS 66 is met, at which time NHR will account for the sale under the full accrual method.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

(Unaudited)

NOTE 6.      DEBT

          Of our outstanding debt as of June 30, 2001, $5,609,000 was originally financed through NHC, National Health Corporation (National) and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. This debt (total outstanding balance of $17,857,000 at June 30, 2001, of which $5,609,000 is our primary obligation) is cross-defaulted with other obligations of NHC, National Health Investors, Inc. (NHI) and National. Thus, defaults by NHC, NHI or National under their debt obligations could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows. This debt is currently owned by NHC.

          In addition, of our outstanding debt as of June 30, 2001, $3,200,000 is secured by a mortgage of one of our health care centers and further backed by a bank letter of credit, which expires on September 1, 2001. We are in discussions with the bank regarding the extension of this letter of credit but do not know now whether or not the extension will be granted. The failure to renew the letter of credit could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows.

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

June 30, 2001

(Unaudited)

NOTE 7.      NEW ACCOUNTING PRONOUNCEMENT

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

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

          National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 45 first and second mortgage promissory notes with principal balances totaling $80,305,000 (the Notes) at June 30, 2001 and secured by the real property of health care facilities.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

CAPITAL RESOURCES AND LIQUIDITY

          Our long-term debt of $98,189,000 includes a term loan with a principal amount of $69,375,000 and a revolving line of credit of $20,000,000, both of which mature in December 2002. We currently expect to either refinance the loans when due or utilize the proceeds from mortgage loan principal receipts to retire portions of the long-term debt during 2001 and 2002. Total scheduled debt principal maturities in 2001 are approximately $5,490,000.

          At quarter end, NHR's long-term debt as a percentage of total liabilities and capital was 41.2%. We expect our cash on hand, our operating and investing cash flows, and, as necessary, our borrowing capacity including the extending of existing letters of credit to be adequate to repay borrowings at or prior to their maturity, and to make dividend payments to shareholders adequate to meet the REIT requirements.

          NHR leases 23 health care facilities to various lessees: 14 properties are leased to NHC, and effective October 1, 2000, nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC.

          The three properties that were previously leased to Health Services Management of Indiana, LLC (HSMI) were sold to HSMI effective January 1, 2001. The sale, however, is not recorded and NHR continues to carry these properties on its balance sheet and to charge depreciation expense in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", (SFAS 66), as more fully described in Note 5 to the financial statements.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

FCC Notes-

          Of the $80,305,000 of first mortgage and other notes receivable, $58,291,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, we will use the proceeds to prepay some or all of our bank line of credit and attempt to invest any unused proceeds. In the event we use any prepayments to pay down existing debt, a reduction of NHR's cash flow will occur. However, no dividend reductions are expected to result from this action.

          Effective July 31, 1999, the FCC centers are leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. NHR's payments from FCC are current as of June 30, 2001.

          Approximately $24,656,000 of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes, totaling approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

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

June 30, 2001

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

          Following the foreclosure and effective January 1, 2001, we sold substantially all of the real estate and equipment of the four long-term health care centers located in Indiana, only three of which are currently in operation. Consideration for the sale and assumption of the $1,630,000 first mortgage is in the form of new mortgage notes in the total amount of $12,029,000. NHR accounts for this transaction under the deposit method in accordance with the provisions of SFAS 66. Consistent with the deposit method, NHR has not recorded the sale of the assets and continues to record depreciation expense each period. Any cash received from the buyer (which totals $267,000 as of June 30, 2001) is reported as deferred income until the down payment criterion of SFAS 66 is met, at which time NHR will account for the sale under the full accrual method.

Sources and Uses of Funds-

          Our leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 2001 in the amount of $8,657,000 compared to $7,929,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The increase is due primarily to decreases in interest and rent receivable and increases in deferred income.

          Cash flows provided by investing activities during the first six months of 2001 included the net investment of $46,000 in the purchase of property and equipment compared to investments in the purchase of property and equipment of $1,928,000 in the prior period. Also, cash was provided by net collections on mortgage notes receivable of $2,197,000 during the six months ended June 30, 2001 compared to $1,148,000 in the prior period.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

          Cash flows used in financing activities for the first six months of 2001 included no borrowings compared to $2,000,000 of borrowings against the credit facility in the prior period. Payments on long-term debt were $2,739,000 compared to $958,000 payments on long-term debt in the same period last year. Cash flows used in financing activities included $6,364,000 to pay dividends to stockholders ($6,374,000 last year), and $810,000 to pay cash distributions to partners ($808,000 last year).

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

Debt-

          Of our outstanding debt as of June 30, 2001, $5,609,000 was originally financed through NHC, National Health Corporation (National) and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. This debt (total outstanding balance of $17,857,000 at June 30, 2001, of which $5,609,000 is our primary obligation) is cross-defaulted with other obligations of NHC, NHI and National. Thus, defaults by NHC, NHI or National under their debt obligations could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows. This debt is currently owned by NHC.

          In addition, of our outstanding debt as of June 30, 2001, $3,200,000 is secured by a mortgage of one of our health care centers and further backed by a bank letter of credit, which expires on September 1, 2001. We are in discussions with the bank regarding the extension of this letter of credit but do not know now whether or not the extension will be granted. The failure to renew the letter of credit could cause us to be in default under our debt obligations and have a material adverse effect on our financial position and cash flows.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

          Net income for the three months ended June 30, 2001 is $2,213,000 versus $1,940,000 for the same period in 2000, an increase of 14.1%. Earnings per common share increased 3 cents or 15.0% to 23 cents in the 2001 period from 20 cents in the 2000 period.

          Total revenues for the three months ended June 30, 2001 increased $3,000 or less than 0.1% to $6,188,000 from $6,185,000 for the three months ended June 30, 2000. Revenues from rental income increased $155,000 or 4.0% when compared to the same period in 2000. Revenues from mortgage interest decreased $147,000 or 6.7% in 2001 as compared to the same period in 2000.

          The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments.

          Total expenses for the 2001 three month period decreased $303,000 or 7.6% to $3,694,000 from $3,997,000 for the 2000 three month period. Interest expense decreased $364,000 or 18.6% in the 2001 three month period as compared to the 2000 period. Depreciation of real estate increased $90,000 or 5.2% due to the acquisition of property described in "Loan Foreclosure" above. General and administrative costs decreased $29,000 or 11.2%.

          Interest expense decreased primarily due to decreased rates of interest on variable rate debt. The increase in depreciation expense is due to depreciation of $98,000 for the Indiana properties.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

          Net income for the six months ended June 30, 2001 is $3,992,000 versus $3,917,000 for the same period in 2000, an increase of 1.9%. Diluted earnings per common share is 41 cents in the 2001 period, unchanged from the 2000 period.

          Total revenues for the six months ended June 30, 2001 increased $44,000 or 0.4% to $12,364,000 from $12,320,000 for the six months ended June 30, 2000. Revenues from rental income increased $278,000 or 3.5% when compared to the same period in 2000. Revenues from mortgage interest decreased $224,000 or 5.1% in 2001 as compared to the same period in 2000.

          The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to receipt of monthly payments.

          Total expenses for the 2001 six month period decreased $39,000 or 0.5% to $7,865,000 from $7,904,000 for the 2000 six month period. Interest expense decreased $169,000 or 4.4% in the 2001 six month period as compared to the 2000 period. Depreciation of real estate increased $185,000 or 5.3%. General and administrative costs decreased $35,000 or 7.3%.

          Interest expense increased primarily due to decreased rates of interest on variable rate debt.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

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

           The ability of FCC to service the mortgage notes held by us is dependent on IHS's ability to make its lease payments to FCC. IHS's financial condition also may negatively impact FCC's ability to refinance approximately $21,800,000 of first mortgage debt superior to our second mortgage notes of $24,656,000. The financial status of IHS or its election to void one or more of its leases with FCC could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us.

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

June 30, 2001

(Unaudited)

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

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

          As of June 30, 2001, $92,575,000 of the Company's long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $470,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $470,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

          The remaining $5,614,000 of the Company's long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on the Company's future earnings and cash flows related to these instruments.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

June 30, 2001

(Unaudited)

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

June 30, 2001

(Unaudited)

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NATIONAL HEALTH REALTY, INC.
(Registrant)

Date August 13, 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date August 13, 2001	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer