Form 10-Q
period 2001-09-30
NATIONAL HEALTH REALTY INC
filed 2001-11-09
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d) of the Securities Exchange Act of 1934

For quarter ended September 30, 2001	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC. (Exact name of registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization	52-2059888 (I.R.S. Employer Identification No.)

100 Vine Street Murfreesboro, TN (Address of principal executive offices)	37130 (Zip Code)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

9,570,323 shares of common stock were outstanding as of October 31, 2001.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	September 30, 2001 (unaudited)	December 31, 2000
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,231
Buildings and improvements	158,049	156,348
	178,255	176,579
Less accumulated depreciation	(26,372)	(20,826)
Real estate properties, net	151,883	155,753

Mortgage and other notes receivable	79,707	84,132
Interest and rent receivable	445	525
Cash and cash equivalents	4,611	2,533
Deferred costs and other assets	470	414
Total Assets	$237,116	$243,357

LIABILITIES
Debt	$ 97,252	$100,928
Minority interest in consolidated subsidiaries	15,122	15,518
Accounts payable and other accrued expenses	885	807
Accrued interest	143	96
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deferred income	807	---
Total Liabilities	117,795	120,935

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	---	---
Common stock, $.01 par value: 75,000,000 shares authorized; 9,570,323 shares, issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	31,431	24,986
Cumulative dividends	(47,530)	(37,984)
Total Stockholders' Equity	119,321	122,422
Total Liabilities and Stockholders' Equity	$237,116	$243,357

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2000 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,105	$ 3,970	$ 12,281	$ 11,868
Mortgage interest income	2,042	2,258	6,179	6,619
Investment interest and other income	23	27	74	88
	6,170	6,255	18,534	18,575
EXPENSES:
Interest	1,327	2,067	5,021	5,930
Depreciation of real estate	1,847	1,772	5,546	5,286
Amortization of loan costs	12	12	37	57
General and administrative	219	255	666	737
	3,405	4,106	11,270	12,010

INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	2,765	2,149	7,264	6,565

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	312	241	819	740

NET INCOME	$ 2,453	$ 1,908	$ 6,445	$ 5,825

NET INCOME PER COMMON SHARE:
Basic	$ .26	$ .20	$ .67	$ .61
Diluted	$ .25	$ .20	$ .67	$ .61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,570,323	9,570,323	9,577,898
Diluted	9,738,779	9,587,771	9,673,609	9,594,647

Common dividends per share declared	$ .3325	$ .3325	$ .9975	$ .9975

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2001	2000
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,445	$ 5,825
Depreciation of real estate	5,546	5,286
Amortization of loan costs	37	57
Minority interests in consolidated subsidiaries	819	740
(Increase) decrease in interest and rent receivable	80	(200)
Increase in deferred income	807	---
Increase in other assets	(93)	(56)
Increase in accounts payable and accrued liabilities	125	234
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,766	11,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage notes receivable	---	(3,008)
Purchase of property and equipment, net	(46)	(2,695)
Collection of mortgage notes receivable	2,795	2,437
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,749	(3,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	---	2,000
Payments on long-term debt	(3,676)	(1,395)
Dividends paid to stockholders	(9,546)	(9,545)
Distributions paid to partners	(1,215)	(1,212)
NET CASH USED IN FINANCING ACTIVITIES	(14,437)	(10,152)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,078	(1,532)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,533	2,576
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,611	$ 1,044

Supplemental Information:
Cash payments for interest expense	$ 4,974	$ 5,708

During the nine months ended September 30, 2001, NHR acquired property and equipment in exchange for its rights under first mortgage revenue bonds
First mortgage revenue bonds	$ (1,630)	$ ---
Building and improvements	$ 1,630	$ ---

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (dollars in thousands)

	Cumulative Convertible Preferred Stock		Common Stock		Capital in Excess of	Cumulative	Cumulative	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Equity

BALANCE AT 12/31/00	---	$ ---	9,570,323	$ 96	$135,324	$ 24,986	$(37,984)	$122,422
Net income	---	---	---	---	---	6,445	---	6,445
Dividends to common share- holders ($.6650 per share)	---	---	---	---	---	---	(9,546)	(9,546)

BALANCE AT 9/30/01	---	$ ---	9,570,323	$ 96	$135,324	$ 31,431	$(47,530)	$119,321

BALANCE AT 12/31/99	---	$ ---	9,588,823	$ 96	$135,268	$ 17,047	$(25,264)	$127,147
Net income	---	---	---	---	---	5,825	---	5,825
Shares canceled	---	---	(18,500)	---	56	---	---	56
Dividends to common share- holders ($.6650 per share)	---	---	---	-	---	---	(9,539)	(9,539)

BALANCE AT 9/30/00	---	$ ---	9,570,323	$ 96	$135,324	$ 22,872	$(34,803)	$123,489

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2000, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents and the timing of debt and equity financings.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30

BASIC:	2001	2000	2001	2000
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,577,898
Net income available to common stockholders	$2,453,000	$ 1,908,000	$6,445,000	$ 5,825,000

Net income per common share	$ .26	$ .20	$ .67	$ .61

DILUTED:
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,577,898
Stock options	168,456	17,448	103,286	16,749
Average common shares outstanding	9,738,779	9,587,771	9,673,609	9,594,647

Net income available to common stockholders	$2,453,000	$ 1,908,000	$6,445,000	$ 5,825,000

Net income per common share	$ .25	$ .20	$ .67	$ .61

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At September 30, 2001, NHR is obligated to issue at the election of the holders 15,000 shares of our common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. Accordingly, NHR has reserved 15,000 shares of common stock for the exercise of the NHC Options.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

NOTE 4. MORTGAGE PREPAYMENT CONTINGENCY:

Approximately $57,829,000 of NHR's mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, NHR will apply some or all of the proceeds against our bank line of credit. If not so used, NHR will attempt to reinvest the balance available. Although NHR's existing line of credit requires a portion of the prepayments to be used to reduce bank debt, we may seek to obtain a waiver of this requirement. In the event that we use the money to reduce existing debt, a reduction in our cash flow will result.

Effective July 31, 1999, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. We have learned that IHS is attempting to reject 5 (five) of its FCC leases, which attempt is being contested by FCC. NHR's payments from FCC are current as of September 30, 2001.

Approximately $24,480,000 of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes totaling approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

NOTE 5. DISPOSITION OF REAL ESTATE:

Loan Foreclosure-

Through November 22, 2000, NHR held mortgage notes receivable from American Healthcare Corporation or its affiliate AHC-Castleton, Inc., (collectively "AHC"). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana. NHR ceased receiving its monthly principal and interest payments in September 1999 and commenced foreclosure proceedings.

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

Following the foreclosure and effective January 1, 2001, we sold all of the real estate and equipment of the four long-term health care centers located in Indiana, only three of which are currently in operation. Consideration for the sale and assumption of the $1,630,000 first mortgage and the four properties is in the form of new mortgage notes in the total amount of $12,029,000. NHR accounts for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, NHR has not recorded the sale of the assets and continues to record depreciation expense each period. Any cash received from the buyer (which totals $807,000 as of September 30, 2001) is reported as deferred income until the down payment criterion of SFAS 66 is met, at which time NHR will account for the sale under the full accrual method.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

NOTE 6. DEBT

Of our outstanding debt as of September 30, 2001, $5,609,000 was originally financed through NHC, National Health Corporation (National) and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. This debt (total outstanding balance of $17,857,000 at September 30, 2001, of which $5,609,000 is our primary obligation) is cross-defaulted and cross collateralized with other obligations of NHC, National Health Investors, Inc. (NHI) and National. We are advised that those entities are in a position to timely pay any obligations due upon maturity or call. This debt is currently owned by NHC.

In addition, of our outstanding debt as of September 30, 2001, $3,200,000 is secured by a mortgage of one of our health care centers and further backed by a bank letter of credit, which expires on December 31, 2001. We are in discussions with the bank regarding the extension of this letter of credit but do not know now whether or not the extension will be granted. The failure to renew the letter of credit could cause us to repurchase this bond which would reduce cash available.

NHC, NHI and National have various debt and letters of credit maturing during 2001, which will require adequate resources or debt refinancings to satisfy those maturities. We believe, based on discussions with NHC, NHI and National, that through refinancings and cash or marketable securities on hand or other means these entities will meet the scheduled debt maturities.

Our long-term debt at September 30, 2001 includes a term loan with a principal amount of $68,438,000 and a revolving line of credit of $20,000,000, both of which mature in December 2002. We currently expect to either refinance the loans when due or utilize the proceeds from mortgage loan principal receipts to retire portions of the long-term debt during 2001 and 2002. The inability to refinance or repay these obligations at or prior to maturity would cause us to be in default under our debt obligations and would have a material adverse effect on our financial position and cash flows.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

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

During August 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature NHR currently uses to evaluate the recoverability of its real estate properties. NHR will adopt the provisions of SFAS 144 effective January 1, 2002 and does not expect such adoption to have a material effect on NHR's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 45 first and second mortgage promissory notes with principal balances totaling $79,707,000 (the Notes) at September 30, 2001 and secured by the real property of health care facilities.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

Competitive Restrictions-

We have an Advisory Services Agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 83 long-term care health care facilities with 10,808 beds in 12 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason or (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon our capacities as landlord and note holder of those certain assets we currently hold.

CAPITAL RESOURCES AND LIQUIDITY

Our long-term debt of $97,252,000 includes a term loan with a principal amount of $68,438,000 and a revolving line of credit of $20,000,000, both of which mature in December 2002. We currently expect to either refinance the loans when due or utilize the proceeds from mortgage loan principal receipts to retire portions of the long-term debt during 2001 and 2002. Total scheduled debt principal maturities in 2001 are approximately $5,478,000.

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

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

FCC Notes-

Of the $79,707,000 of first mortgage and other notes receivable, $57,829,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, we will use the proceeds to prepay some or all of our bank line of credit and attempt to invest any unused proceeds. In the event we use any prepayments to pay down existing debt, a reduction of NHR's cash flow will occur. However, no dividend reductions are expected to result from this action.

Effective July 31, 1999, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. We have learned that IHS is attempting to reject five of its FCC leases, which attempt is being contested by FCC. NHR's payments from FCC are current as of September 30, 2001.

Approximately $24,480,000 of the notes receivable from FCC are secured by second mortgages. The first mortgage notes on these eight Florida nursing homes, totaling approximately $21,800,000 at December 31, 2000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

Loan Foreclosure-

Through November 22, 2000, NHR held mortgage notes receivable from American Healthcare Corporation and its affiliate AHC-Castleton, Inc (collectively "AHC"). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana. NHR ceased receiving its monthly principal and interest payments in June 1999 and commenced foreclosure proceedings.

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

Following the foreclosure and effective January 1, 2001, we sold all of the real estate and equipment of the four long-term health care centers located in Indiana, only three of which are currently in operation. Consideration for the sale of the properties and assumption of the $1,630,000 first mortgage is in the form of new mortgage notes in the total amount of $12,029,000. NHR accounts for this transaction under the deposit method in accordance with the provisions of SFAS 66. Consistent with the deposit method, NHR has not recorded the sale of the assets and continues to record depreciation expense each period. Any cash received from the buyer (which totals $807,000 as of September 30, 2001) is reported as deferred income until the down payment criterion of SFAS 66 is met, at which time NHR will account for the sale under the full accrual method.

Sources and Uses of Funds-

Our leasing and mortgage services generated net cash from operating activities during the nine months ended September 30, 2001 in the amount of $13,766,000 compared to $11,886,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The increase is due primarily to increased net income and decreases in interest and rent receivable and increases in deferred income.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

Cash flows provided by investing activities during the first nine months of 2001 included the net investment of $46,000 in the purchase of property and equipment compared to investments in the purchase of property and equipment of $2,695,000 in the prior period. Also, cash was provided by net collections on mortgage notes receivable of $2,795,000 during the nine months ended September 30, 2001 compared to $2,437,000 in the prior period.

Cash flows used in financing activities for the first nine months of 2001 included no borrowings compared to $2,000,000 of borrowings against the credit facility in the prior period. Payments on long-term debt were $3,676,000 compared to $1,395,000 payments on long-term debt in the same period last year. Cash flows used in financing activities included $9,546,000 to pay dividends to stockholders ($9,545,000 last year), and $1,215,000 to pay cash distributions to partners ($1,212,000 last year).

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

Debt-

Of our outstanding debt as of September 30, 2001, $5,609,000 was originally financed through NHC, National Health Corporation (National) and the National Health Corporation Leveraged Employee Stock Ownership Plan and Trust. This debt (total outstanding balance of $17,857,000 at September 30, 2001, of which $5,609,000 is our primary obligation) is cross-defaulted and cross-collateralized with other obligations of NHC, NHI and National. We are advised that those entities are in a position to timely pay any obligations due upon maturity or call. This debt is currently owned by NHC.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

In addition, of our outstanding debt as of September 30, 2001, $3,200,000 is secured by a mortgage of one of our health care centers and further backed by a bank letter of credit, which expires on December 31, 2001. We are in discussions with the bank regarding the extension of this letter of credit but do not know now whether or not the extension will be granted. The failure to renew the letter of credit could cause us to repurchase this bond which would reduce cash available.

NHC, NHI and National have various debt and letters of credit maturing during 2001, which will require adequate resources or debt refinancings to satisfy those maturities. We believe, based on discussions with NHC, NHI and National, that through refinancings, cash and marketable securities on hand or other means these entities will meet the scheduled debt maturities.

Our long-term debt at September 30, 2001 includes a term loan with a principal amount of $68,438,000 and a revolving line of credit of $20,000,000, both of which mature in December 2002. We currently expect to either refinance the loans when due or utilize the proceeds from mortgage loan principal receipts to retire portions of the long-term debt during 2001 and 2002. The inability to refinance or repay these obligations at or prior to maturity would cause us to be in default under our debt obligations and would have a material adverse effect on our financial position and cash flows.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net income for the three months ended September 30, 2001 is $2,453,000 versus $1,908,000 for the same period in 2000, an increase of 28.6%. Earnings per common share increased 5 cents or 25.0% to 25 cents in the 2001 period from 20 cents in the 2000 period.

Total revenues for the three months ended September 30, 2001 decreased $85,000 or less than 1.3% to $6,170,000 from $6,255,000 for the three months ended September 30, 2000. Revenues from rental income increased $135,000 or 3.4% when compared to the same period in 2000. Revenues from mortgage interest decreased $216,000 or 9.8% in 2001 as compared to the same period in 2000.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to the receipt of monthly payments.

Total expenses for the 2001 three month period decreased $701,000 or 17.1% to $3,405,000 from $4,106,000 for the 2000 three month period. Interest expense decreased $740,000 or 35.8% in the 2001 three month period as compared to the 2000 period. Depreciation of real estate increased $75,000 or 4.2% due to the acquisition of property described in "Loan Foreclosure" above. General and administrative costs decreased $36,000 or 14.1%.

Interest expense decreased primarily due to decreased rates of interest on variable rate debt. The increase in depreciation expense is due to depreciation of $98,000 for the Indiana properties.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net income for the nine months ended September 30, 2001 is $6,445,000 versus $5,825,000 for the same period in 2000, an increase of 10.6%. Diluted earnings per common share is 67 cents in the 2001 period, compared to 61 cents in the 2000 period.

Total revenues for the nine months ended September 30, 2001 decreased $41,000 or .2% to $18,534,000 from $18,575,000 for the nine months ended September 30, 2000. Revenues from rental income increased $413,000 or 3.5% when compared to the same period in 2000. Revenues from mortgage interest decreased $440,000 or 6.6% in 2001 as compared to the same period in 2000.

The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to receipt of monthly payments.

Total expenses for the 2001 nine month period decreased $740,000 or 6.2% to $11,270,000 from $12,010,000 for the 2000 nine month period. Interest expense decreased $909,000 or 15.3% in the 2001 nine month period as compared to the 2000 period. Depreciation of real estate increased $260,000 or 4.9%. General and administrative costs decreased $71,000 or 9.6%.

Interest expense decreased primarily due to decreased rates of interest on variable rate debt.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

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

None of our direct lessees or borrowers are in bankruptcy, but the 14 facilities that secure the FCC Notes are leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. All FCC note payments are current. With respect to the three facilities sold to HMSI, we believe that HMSI will be able to make its mortgage payments to us but no assurances can be made by us.

The ability of FCC to service the mortgage notes held by us is dependent on IHS's ability to make its lease payments to FCC. IHS's financial condition also may negatively impact FCC's ability to refinance approximately $21,800,000 of first mortgage debt superior to our second mortgage notes of $24,480,000. The financial status of IHS or its election to void one or more of its leases with FCC (and we have learned they are attempting to reject five of the 14 leases) could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us.

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

September 30, 2001

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

  the ability to pay when due or refinance certain debt obligations maturing within the next 15 months;

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

Item 3. Quantitative and Qualitative Information About Market Risk

INTEREST RATE RISK

Our cash and cash equivalent consist of highly liquid investments with a maturity of less than three months. All of our mortgage and other notes receivable bear interest at fixed interest rates. As a result of the short-term nature of our cash instruments and because the interest rates on our investments in notes receivable are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

As of September 30, 2001, $91,638,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $375,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $375,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

September 30, 2001

(Unaudited)

The remaining $5,614,000 of our long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

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

September 30, 2001

(Unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date November 8, 2001	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date November 8, 2001	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer