Form 10-K405
period 2001-12-31
NATIONAL HEALTH REALTY INC
filed 2002-02-21
CIK 1047334

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to _______

Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

100 Vine Street, Suite 1402, Murfreesboro, Tennessee 37130
(Address of principal executive offices)
(Zip Code)

(615) 890-2020
(Company's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
Same

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $113,098,214 as of February
1,2002. The number of shares of Common Stock outstanding as of February 1, 2002 was 9,570,323.

PAGE 1 OF 49 PAGES
Exhibit Index Page 41

PART 1

ITEM 1

BUSINESS

General

National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. On December 31, 1997, NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) acquired ownership of 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Initial Health Care Facilities). We additionally and simultaneously acquired 51 first and second mortgage secured promissory notes with an outstanding balance of $94.4 million (the Notes) from our then sole owner National HealthCare L.P. NHR next leased the Initial Healthcare Facilities (the Leases) to National HealthCare Corporation (NHC), a successor by merger to National HealthCare L.P. We also assumed certain debt of approximately $86.4 million. Since our formation, we have increased our investment in the Initial Healthcare Facilities by $33,640,000, which has been accompanied by an increase in rental income. The Leases covering the Initial Healthcare Facilities are "triple net" leases. NHR's revenues are derived primarily from NHC under the Leases and the interest and principal payments on the Notes.

Thirty-six of the Notes (representing approximately $57.1 million in principal amount and collateralized with 14 nursing facilities) are made by Florida Convalescent Centers, Inc. or an affiliate (FCC). Approximately $24 million of these notes are second mortgages behind approximately $19.8 million in first mortgage tax exempt debt held by third parties. These 14 nursing facilities were managed by NHC through July 31, 1999. Since August 1, 1999, the 14 centers have been leased by FCC to Integrated Health Services, Inc. (IHS) a publicly owned long term care company which filed for bankruptcy on February 2, 2000. The FCC Notes remain outstanding and bear interest at 10.25% and are due in 2004. The $19.8 million first mortgage tax exempt debt is additionally secured with letters of credit issued by Norwest Bank Minnesota N.A.

The remaining Notes are secured by nursing facilities and separate makers and guarantors. During 2000, we foreclosed on two of the Notes and obtained title to four nursing facilities. One of these facilities was closed and three were sold effective January 1, 2001 to a third party for the outstanding balance of the original notes on the four properties at the same rate of interest. The purchaser paid no down payment, and we are reporting all payments as a reduction of principal until approximately 15% of the notes have been retired. During this time, the assets of the properties will remain on our financial records and depreciated as if they are owned by us.

At our formation, we entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC provides us with investment advice, office space and personnel. This agreement also provides that prior to the earlier to occur of (i) the termination of the Advisory Agreement for any reason and (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of this restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon its capacities as landlord and note holder of those certain assets initially conveyed to it.

Assumed Liabilities.

We assumed approximately $86.4 million of debt from NHC but immediately refinanced approximately $71.6 million from a commercial bank group with AmSouth Bank as the current Agent on an overall loan of $75 million ($67.5 outstanding at December 31, 2001). An additional line of credit of $20 million was also made available by this group of which $20.0 million was outstanding on December 31, 2001. The interest rate on $5.6 million of the remaining Assumed Liabilities include fixed rates of 8.4% and 8.3%. The interest rate on $3.2 million of the remaining Assumed Liabilities is at a variable rate (4.4% at December 31, 2001). The replacement financing and line of credit bear interest at LIBOR plus 1% (one percent). The maturities of NHR's debt range from December 2002 on the AmSouth Group credit facility with the balance of our debt maturing at various dates.

Investment and Other Policies of NHR.

General. Our investment objectives are: (i) to provide current income for distribution to stockholders, (ii) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of our leased properties; (iii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of our portfolio properties, and (iv) to preserve and protect stockholder's capital. We can offer no assurance that these objectives will be realized.

Advisory Agreement. We have contracted for our management with NHC. The NHR Advisory Agreement provides that we will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. For its services, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 2001 was $504,000. Either party may terminate the Advisory Agreement on 90 days notice.

Objectives and Policies. We were organized to own the Initial Healthcare Facilities and Notes. Because of the competitive restrictions contained in the Advisory Agreement, we do not currently intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments. We expect to continue to engage in transactions with NHC, but do not anticipate purchasing from, leasing to or financing other operations. Subject to the Advisory Agreement, the Board of Directors may alter our investment policies if they determine that such a change is in the best interests of the Company and our stockholders. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

NHC Master Agreement to Lease

The Master Agreement to Lease (the "Master Agreement") with NHC regarding the Initial Health Care Facilities sets forth terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2007 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an "all or nothing" basis. During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the leased property as negotiated at that time between NHC and NHR. In addition, in each year after 1999, NHC was originally obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1999. However, effective January 1, 2000, NHR and NHC amended the terms of the Master Agreement as it relates to percentage rent. Under the terms of the amended agreement, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHC leased health care facility in such later quarter exceeds the gross revenues of such health care facility in the applicable quarter of 1999. NHR recognized $425,000 of percentage rent from NHC during 2001.

The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, and other charges relating to the ownership and operation of the Initial Health Care Facilities). NHC is also obligated to indemnify and hold harmless NHR from all claims resulting from the use and occupancy of each Initial Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against, all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to the Initial Health Care Facilities.

During 2000, NHC terminated, with our consent , the individual healthcare facility leases on nine healthcare facilities in Florida. We then re-leased these nine healthcare centers to separate Florida corporations not owned or controlled by NHC. NHC's obligations to us on these properties remain in full force and effect, even though operational control has been transferred. Since October 1, 2000, the nine separate Florida corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine healthcare centers.

During 2000, we obtained title to four properties in a foreclosure sale on which we previously had mortgage notes receivable. We immediately entered into new leases for three of the facilities, with the fourth facility now closed. Effective January 1, 2001 the three facilities were sold to Health Services Management of Indiana, LLC (HSMI). We account for the transaction under the deposit method in accordance with the provisions of SFAS 66. Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which totals $498,000 as of December 31, 2001) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The principal officer of the entity that currently owns the three properties obtained through foreclosure was also the principal officer of the company which owned the properties prior to the foreclosure.

Advisory Agreement

We entered into the Advisory Agreement with NHC as "Advisor" under which NHC provides management and advisory services to us during the term of the Advisory Agreement. We believe the Advisory Agreement benefits us by providing it access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by our Board of Directors.

The Advisory Agreement is for a stated term expiring December 31, 2003 and thereafter from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 2001, 2000 and 1999 was $504,000, $503,000 and $506,000, respectively.

Pursuant to the Advisory Agreement, NHC manages our day-to-day affairs and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us. The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHR including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC. Our three executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams and Mr. LaRoche are employees of NHC and all of their renumeration and employment costs are paid by NHC, although a portion may be allocated for their services to NHR.

Federal Income Tax. We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code) and we intend to continue to operate in such a manner. REITs are subject to highly complex rules governing ownership and relationships with tenants which can be inadvertently transgressed, thus no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends.

ITEM 2

PROPERTIES

Healthcare Facilities

The following table includes certain information regarding the Healthcare Facilities:

				Minimum
		No. of		Annual
Name of Facility	Location	Beds	Book Basis	Rent (1)
Long-Term Care Centers
The Aristocrat	Naples, FL	60	$ 4,643,042	$ 96,000
NHC HealthCare, Clinton	Clinton, SC	131	2,854,686	645,266
The Health Center at Coconut Creek	Coconut Creek, FL	120	9,108,515	775,000
The Health Center of Daytona Beach	Daytona Beach, FL	60	5,255,400	380,000
NHC HealthCare, Farragut	Farragut, TN	60	5,747,062	625,116
NHC HealthCare, Garden City	Murrells Inlet, SC	88	4,325,810	626,530
NHC HealthCare, Greenville	Greenville, SC	176	4,121,471	1,157,654
NHC HealthCare, Lexington	Lexington, SC	120	5,392,825	810,400
NHC HealthCare, Mauldin	Mauldin, SC	120	6,967,252	489,330
AdamsPlace	Murfreesboro, TN	60	4,884,341	527,383
The Imperial Health Care Center	Naples, FL	90	5,209,544	570,000
NHC HealthCare, North Augusta	North Augusta, SC	132	3,940,474	1,010,050
The Health Center of Windermere	Orlando, FL	120	6,895,924	535,000
NHC HealthCare, Parklane	Columbia, SC	120	6,549,829	735,676
Charlotte Harbor Health Care Center	Port Charlotte, FL	180	7,099,924	1,010,000
NHC HealthCare, West Plains	West Plains, MO	120	3,034,851	625,571
Brownsburg Health Care Center	Brownsburg, IN	178	5,211,964	---
Castleton Health Care Center	Indianapolis, IN	120	2,096,384	---
Ladoga Health Care Center(2)	Ladoga, IN	95	500,000	---
Plainfield Health Care Center	Plainfield, IN	199	2,668,410	---

Assisted Living Facilities
The Place at Vero Beach	Vero Beach, FL	84	8,737,236	1,187,000
NHC Place/Anniston	Anniston, AL	68	4,499,199	321,374
AdamsPlace	Murfreesboro, TN	84	5,200,298	52,620
The Place at Merritt Island	Merritt Island, FL	84	6,428,471	765,000
The Place at Stuart	Stuart, FL	84	5,783,057	751,000
NHC Place/Farragut	Farragut, TN	84	7,126,559	211,012

Retirement Center
AdamsPlace	Murfreesboro, TN	58	14,610,378	1,497,540

(1) Additional rent equal to three percent (3%) of the increase in gross revenues (calculated on a quarterly basis) of the HealthCare Facilities commenced in 2000. All leases are triple net leases.

(2)Closed - not currently in operation.

Mortgage Notes. Currently we own approximately 42 Mortgage Notes representing approximately $79.5 million loaned to the owners of approximately 18 nursing homes. The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes or to provide working capital. The Mortgage Notes are secured by mortgages on each of the facilities. Thirty-five of the Mortgage Notes (representing approximately $57.1 million of the principal amount) were made by FCC or affiliates. The FCC Notes remain outstanding and bear interest at 10.25% and are due in 2004. Approximately $24,021,000 of our notes receivable on eight facilities from FCC are secured by second mortgages. The first mortgage notes on the eight Florida nursing homes, totaling approximately $19,815,000 million at December 31, 2001, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to our second mortgage on these eight Florida nursing homes. The balance of the Notes are secured by separate makers, guarantors and properties.

Effective July 31, 1999, the FCC centers were leased to and have continued to be operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by us is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us. We have learned that IHS is attempting to reject some of its FCC leases, which attempt is being contested by FCC. Our payments from FCC are current as of December 31, 2001.

During 2000, we obtained title to four properties in a foreclosure sale on which we previously had mortgage notes receivable. We immediately entered into new leases for three of the facilities, with the fourth facility now closed. Effective January 1, 2001 the three facilities were sold to HSMI. We account for the transaction under the deposit method in accordance with the provisions of SFAS 66. Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which totals $498,000 as of December 31, 2001) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The principal officer of the entity that currently owns the three properties obtained through foreclosure was also the principal officer of the company which owned the properties prior to the foreclosure.

ITEM 3

LEGAL PROCEEDINGS

We are not subject to any significant pending litigation. The HealthCare Facilities are subject to claims and lawsuits in the ordinary course of business. Our lessees and mortgagees have indemnified us against all liabilities arising from the operation of the Health Care Facilities, and also indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the mortgagees and/or lessees of the Health Care Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on us or our operations.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of the shareholders was held on April 26, 2001.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Election of J. K. Twilla to serve as a director for a term of three years or until his successor has been fully elected and qualified. Other directors whose terms of office continue are Mr. W. Andrew Adams, Mr. Robert G. Adams, Mr. Ernest Burgess, III, and Dr. Olin O. Williams.

		Withholding	Percentage
	Voting For	Authority	For
J. K. Twilla	8,429,847	15,888	88.1%

PROPOSAL NO. 2: Ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2001.

Voting For	Voting Against	Abstaining	Percent For
8,434,045	2,829	8,861	88.1%

PART II

----------

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

In order to qualify for the beneficial tax treatment accorded to a REIT, we must make quarterly distributions to holders of our Common Stock equal on an annual basis to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Code. Cash available for distribution to our stockholders is primarily derived from interest payments received on its mortgages and from rental payments received under our leases. All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, bank covenants and such other factors as the Board of Directors deems relevant. Our REIT taxable income is calculated without reference to our cash flow. Therefore, under certain circumstances, we may not have received cash sufficient to pay our required distributions.

The shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On January 29, 2002, the last reported sale price for the Common Stock on the AMEX was $15.55. As of December 31, 2001, we had approximately 4,000 shareholders, of which approximately 2,015 are holders of record with the balance indicated by security listing positions.

High and low stock prices and dividends for 2001 and 2000 were:

	2001			2000
	Sales Price		Cash	Sales Price		Cash
			Dividends			Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$10.000	$7.938	$.3325	$9.250	$7.500	$.3325
June 30	12.870	9.000	.3325	9.750	6.375	.3325
September 30	15.450	12.000	.3325	8.875	7.250	.3325
December 31	16.200	14.500	.3325	8.875	6.625	.3325

ITEM 6

SELECTED FINANCIAL DATA

(in thousands, except share amounts)

	12/31/01	12/31/00	12/31/99	12/31/98	12/31/97

Net revenues	$ 24,651	$ 25,174	$ 25,004	$ 23,555	$ ---
Net income	8,877	7,939	8,780	8,267	---
Net income per share
Basic	.93	.83	.92	.89	---
Diluted	.92	.83	.91	.87	---
Mortgages & other investments	79,518	84,132	94,336	93,099	94,439
Real estate properties, net	150,036	155,753	150,943	158,910	144,615
Total assets	234,987	243,357	249,094	255,444	242,495
Long term debt	96,314	100,928	101,619	103,628	89,855
Total stockholders' equity	118,571	122,422	127,147	127,453	131,698

Common shares outstanding	9,570,323	9,570,323	9,588,823	9,447,693	8,237,423

Weighted average common shares
Basic	9,570,323	9,575,959	9,573,119	9,249,896	---
Diluted	9,697,116	9,592,814	9,605,318	9,518,088	---

Common dividends declared per share	$ 1.33	$ 1.33	$ 1.33	$ 1.33	$ ---

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), owns the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities), and owns 45 first and second mortgage promissory notes with principal balances totaling $79,518,000 (the Notes) at December 31, 2001 and secured by the real property of health care facilities.

Competitive Restrictions--

We have an advisory services agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 83 long-term care health care facilities with 10,808 beds in 12 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason or (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather we will focus upon our capacities as landlord and note holder of those certain assets conveyed to us by NHC's predecessor.

CAPITAL RESOURCES AND LIQUIDITY

At year end, our debt as a percentage of total liabilities and capital was 41.0%. Debt of $96,314,000 includes a term loan with a principal amount of $67,500,000 and a revolving line of credit of $20,000,000, both of which mature in December 2002. We have formed a plan to address this maturing debt obligation and are currently in the process of executing our plan. We plan to obtain proceeds from the refinancing of certain assets through a combination of borrowing using the Federal Housing Authority Section 232 Mortgage Guaranty Program, first mortgage notes with community banks and existing lenders. Although we believe that we will be successful in refinancing our December 2002 debt obligation, no assurance can be given in this regard. The inability to obtain adequate refinancing prior to December 31, 2002 will have a material adverse effect on our financial position, results of operations and cash flows.

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and effective October 1, 2000, nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At December 31, 2001, all payments are current.

Effective January 1, 2001, three properties that were previously leased to Health Services Management of Indiana, LLC (HSMI) were sold to HSMI. The sale, however, is not recorded and we continue to carry these properties on our balance sheet and to charge depreciation expense in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate" (SFAS 66), as more fully described in Note 5 to the financial statements.

Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

FCC Notes--

Of the $79,518,000 of mortgage and other notes receivable, $57,069,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank debt. If not so used, we will attempt to reinvest any amounts prepaid. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt. In the event that we use any prepayments to pay down existing debt, a reduction of our cash flow will result. However, no dividend reductions are expected in the near future.

Effective July 31, 1999, the FCC centers were leased to and have continued to be operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by us is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS and its ultimate decision to retain or discard one or more of the leases could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us. We have learned that IHS is attempting to reject some of its FCC leases, which attempt is being contested by FCC. Our payments from FCC are current as of December 31, 2001.

Approximately $24,021,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight facilities total approximately $19,815,000 at December 31, 2001, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage that is senior to our second mortgage on these eight Florida nursing homes.

American Healthcare Corporation Loan Foreclosure--

We held mortgage notes receivable from American Healthcare Corporation (AHC). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana.

On November 22, 2000, we purchased at public auction for $10,571,000 (the then carrying amount of the principal and accrued interest on the AHC loans) the four facilities in Indiana. We also received $1,265,000 of cash based on an agreement reached with NHC, the previous manager of the facilities. We reduced the carrying amount of our investment in the principal and accrued interest of the loans by the amount of cash received and recorded the real estate, property and equipment of the four facilities at $9,306,000, which amount we believe approximates the fair value of the facilities. We also had a $1,630,000 first mortgage note receivable on these properties that remained outstanding.

Immediately following the foreclosure, we leased the three facilities in operation to Health Services Management of Indiana, LLC (HSMI) under a master lease. The lease was for an initial 12-month term with renewal options at HSMI's option. We accounted for the lease as an operating lease. The lease also provided HSMI with an option to purchase the facilities.

Effective January 1, 2001, HSMI exercised their option to purchase and we sold all of the real estate and equipment of the three long-term health care centers. Consideration for the sale of the properties and assumption of the $1,630,000 first mortgage is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of SFAS 66. Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which totals $498,000 as of December 31, 2001) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

Sources and Uses of Funds--

Our leasing and mortgage services generated net cash from operating activities during 2001 in the amount of $17,925,000 compared to $16,838,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for loan losses, if any, and working capital changes. The year to year increase is due primarily to increased net income, increases in accounts payable and accrued liabilities and increases in deferred income offset by increases in other assets.

Cash flows provided by investing activities during 2001 included a net investment of $46,000 in the purchase of property and equipment compared to investments in the purchase of property and equipment of $2,696,000 in the prior year. Also, cash was provided by net collections on mortgage notes receivable of $3,634,000 during 2001 compared to $4,134,000 in the prior year. Cash flows used in investing activities during 2001 include an investment in mortgage notes receivable of $650,000 compared to an investment in mortgage notes receivable of $3,236,000 in the prior year.

Cash flows from financing activities during 2001 included no borrowings compared to $3,005,000 of borrowings against the credit facility in the prior period. Payments on debt were $4,614,000 in 2001 compared to $3,696,000 of payments on debt in the same period last year. Cash flows used in financing activities included $12,728,000 to pay dividends to stockholders ($12,726,000 last year), and $1,618,000 to pay cash distributions to partners ($1,616,000 last year).

During the fourth quarter of 2001, NHC, as the holder of certain promissory notes made by National Health Corporation and previously guaranteed in part by us, released our guarantee. Therefore, there is no longer any potential liability on our part for any default by National or NHC on any of their outstanding debt.

Commitments-

We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable. Dividends in the amount of $1.33 per share were declared for payment during 2001.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000-

Net income for the year ended December 31, 2001 is $8,877,000 versus $7,939,000 for the same period in 2000, an increase of 11.8%. Diluted earnings per common share increased 9 cents or 10.8% to 92 cents in the 2001 period from 83 cents in the 2000 period.

Total revenues for the year ended December 31, 2001 decreased $523,000 or 2.1% to $24,651,000 from $25,174,000 for the year ended December 31, 2000. Revenues from rental income increased $152,000 or .01% when compared to the same period in 2000. Revenues from mortgage interest decreased $657,000 or 7.4% in 2001 as compared to the same period in 2000.

The increase in rental income is due primarily to the recognition of $425,000 of percentage rent. Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999. The increase is offset in part due to the sale of property previously leased to a third party.

The decrease in mortgage interest income resulted from reductions in the principal of the mortgage notes receivable.

Total expenses for the year ended December 31, 2001 decreased $1,579,000 or 9.7% to $14,647,000 from $16,226,000 for the year ended December 31, 2000. Interest expense decreased $1,885,000 or 23.7% in 2001 as compared to the 2000 period. Depreciation of real estate increased $201,000 or 2.8%. General and administrative costs decreased $143,000 or 14.3%.

Interest expense decreased due to a decrease in the interest rate of variable rate debt compared to a year ago. Depreciation increased as a result of our placing newly constructed assets in service and property acquisitions, particularly the purchase of the Indiana properties in November 2000.

During 2001, we concluded that based on certain events, the mortgage and other notes receivable required the writeoff of principal and previously accrued interest income of $268,000. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these investments. If such adverse events occur, we will record the additional losses in the period the events are known.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999 -

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

Interest expense increased due to an increase in the interest rate of variable rate debt compared to a year ago. Depreciation increased as a result of our placing newly constructed assets in service and property acquisitions.

FUTURE RENTAL AND MORTGAGE INTEREST INCOME UNCERTAINTIES

Our rental and mortgage interest income revenues are believed by management to be secure. However, the majority of the income of our lessees and borrowers is derived from the lessees' participation in the Medicare and Medicaid programs. Adverse changes in these programs or the inability of our lessees and borrowers to participate in these programs would have a material adverse impact on the financial position, results of operations and cash flows of our lessees and borrowers and their resultant ability to service their obligations to us.

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes are leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. The ability of FCC to service the mortgage notes held by us is initially dependent on IHS's ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or release these facilities. IHS's financial condition also may negatively impact FCC's ability to refinance approximately $19,815,000 of first mortgage debt superior to our second mortgage notes of $24,021,000. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us. All FCC note payments are current as of December 31, 2001.

INCOME TAXES

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000; but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on our financial position, results of operations or cash flows.

From June 1998 through June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability and measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133, as amended, did not have a material impact on our financial position, results of operations or cash flows.

During August 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We will adopt the provisions of SFAS 144 effective January 1, 2002 and do not expect such adoption to have a material effect on our financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we will adopt the provisions of SOP 01-6 effective January 1, 2002. We are currently evaluating the effects of SOP 01-6 but do not expect such adoption to have a material effect on our financial position, results of operations or cash flows.

IMPACT OF INFLATION

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing its operations.

Our revenues are primarily from long-term investments. Our leases with NHC require increases in rent income based on increases in the revenues of the leased facilities.

ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. Substantially all of our mortgage and other notes receivable bear interest at fixed interest rates. As a result of the short-term nature of our cash instruments and because the interest rates on our investment in notes receivable are fixed, a hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

As of December 31, 2001, $90,700,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $294,000 and a 10% reduction in interest rates would result in annual interest expense declining $294,000. The remaining $5,614,000 of our long-term debt bears interest at fixed rates. A hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

We currently do not use any derivative instruments to hedge interest rate or other risks. We do not use derivative instruments for trading purposes. The future use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheets of NATIONAL HEALTH REALTY, INC. (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Realty, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

January 15, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2001	2000
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,231
Buildings and improvements	158,049	156,348
	178,255	176,579
Less accumulated depreciation	(28,219)	(20,826)
Real estate properties, net	150,036	155,753

Mortgage and other notes receivable	79,518	84,132
Interest and rent receivable	423	525
Cash and cash equivalents	4,436	2,533
Deferred costs and other assets	574	414
Total Assets	$234,987	$243,357

LIABILITIES
Debt	$ 96,314	$100,928
Minority interests in consolidated subsidiaries	15,027	15,518
Accounts payable and other accrued expenses	939	807
Accrued interest	52	96
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deposit on real estate properties sold	498	---
Total Liabilities	116,416	120,935

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized; 9,570,323
shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	33,863	24,986
Cumulative dividends	(50,712)	(37,984)
Total Stockholders' Equity	118,571	122,422
Total Liabilities and Stockholders' Equity	$234,987	$243,357

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

Year Ended December 31,	2001	2000	1999

REVENUES:
Rental income	$ 16,385	$ 16,233	$ 15,485
Mortgage interest income	8,176	8,833	9,362
Investment interest and other income	90	108	157
	24,651	25,174	25,004

EXPENSES:
Interest	6,083	7,968	6,934
Depreciation of real estate	7,393	7,192	7,055
Amortization of loan costs	49	69	39
Loan loss	268	---	---
General and administrative	854	997	1,083
	14,647	16,226	15,111

INCOME BEFORE MINORITY INTERESTS	10,004	8,948	9,893
IN CONSOLIDATED SUBSIDIARIES

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,127	1,009	1,113

NET INCOME	$ 8,877	$ 7,939	$ 8,780

NET INCOME PER COMMON SHARE:
Basic	$ 0.93	$ 0.83	$ 0.92
Diluted	$ 0.92	$ 0.83	$ 0.91

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,575,959	9,573,119
Diluted	9,697,116	9,592,814	9,605,318

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)

Year Ended December 31,	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,877	$ 7,939	$ 8,780
Depreciation of real estate	7,393	7,192	7,055
Amortization of loan costs	49	69	39
Minority interests in consolidated subsidiaries	1,127	1,009	1,113
(Increase) decrease in interest and rent receivable	102	276	(434)
(Increase) decrease in other assets	(209)	5	(6)
Increase in accounts payable and accrued liabilities	88	348	119
Increase in deposit on real estate properties sold	498	---	---
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,925	16,838	16,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of real estate properties, net	(46)	(2,696)	912
Investment in mortgage notes receivable	(650)	(3,236)	(7,434)
Collection of mortgage notes receivable	3,634	4,134	6,197
Investment in other real estate investments	---	---	(300)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,938	(1,798)	(625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	---	3,005	2,000
Payments on debt	(4,614)	(3,696)	(4,009)
Financing costs paid	---	(50)	---
Dividends paid to stockholders	(12,728)	(12,726)	(12,705)
Distributions paid to partners	(1,618)	(1,616)	(1,648)
NET CASH USED IN FINANCING ACTIVITIES	(18,960)	(15,083)	(16,362)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,903	(43)	(321)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,533	2,576	2,897
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 4,436	$ 2,533	$ 2,576

SUPPLEMENTAL INFORMATION:
Cash payments for interest expense	$ 6,127	$ 7,967	$ 7,164
During 2001 and 2000, NHR acquired real estate properties
in exchange for its rights under mortgage notes receivable:
Mortgage and other notes receivable	$ (1,630)	$(9,306)	$ ---
Land	---	700	---
Buildings and improvements	1,630	8,606	---
During 1999, $18,438 of Senior Subordinated Convertible Notes
were converted into 1,210,270 shares of NHC common stock. NHR was obligated to issue NHR common stock upon the conversion of the Notes:
Common stock	$ ---	$ ---	$ (1)
Capital in excess of par value	---	---	(2,378)
Minority interests in consolidated subsidiaries	---	---	2,379
During 1999, 94,440 units of NHR/OP, L.P. units were exchanged for 94,440 shares of NHR common stock
Common stock	$ ---	$ ---	$ (1)
Capital in excess of par	---	---	(1,286)
Minority interests in consolidated subsidiaries	---	---	1,287

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Cumulative Convertible				Capital in			Total Stock-
	Preferred Stock		Common stock		Excess of	Cumulative	Cumulative	holders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Equity
BALANCE AT 12/31/98	---	$ ---	9,447,693	$ 94	$131,604	$ 8,267	$(12,512)	$127,453

Net income	---	---	---	---	---	8,780	---	8,780
Shares issued in conversion of con-
vertible debentures to common stock	---	---	46,690	1	2,378	---	---	2,379
Shares issued in exchange for NHR/OP,
L.P. units	---	---	94,440	1	1,286	---	---	1,287
Dividends to common shareholders
($1.33 per share)	---	---	---	---	---	---	(12,752)	(12,752)

BALANCE AT 12/31/99	---	---	9,588,823	96	135,268	17,047	(25,264)	127,147

Net income	---	---	---	---	---	7,939	---	7,939
Shares canceled	---	---	(18,500)	---	56	---	---	56
Dividends to common shareholders
($1.33 per share)	---	---	---	---	---	---	(12,720)	(12,720)

BALANCE AT 12/31/00	---	---	9,570,323	96	135,324	24,986	(37,984)	122,422

Net income	---	---	---	---	---	8,877	---	8,877
Dividends to common shareholders
($1.33 per share)	---	---	---	---	---	---	(12,728)	(12,728)

BALANCE AT 12/31/01	---	$ ---	9,570,323	$ 96	$135,324	$33,863	$(50,712)	$118,571

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

The majority of our revenue is derived from interest income on secured mortgage loans and from rent generated on leased properties involved in the long-term care industry.

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

Real Estate Properties - We record properties at cost. Real property transferred from NHC was recorded at NHC's net book value at the date of transfer. We use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), we evaluate the recoverability of the carrying values of our properties on a property by property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying value of the property exceeds the fair value of the property.

Cash and Cash Equivalents - Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less.

Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our annual REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT. Accordingly, no provision for federal income taxes has been made in the consolidated financial statements. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

The primary difference between the tax basis and the reported amounts of our assets and liabilities is a higher tax basis than book basis (by approximately $17,721,000) in our real estate properties.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets and differences in the estimated useful lives used to compute depreciation expense.

Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents and to the investments in mortgage and other notes receivable. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The investments in mortgage and other notes receivable relate primarily to secured loans with health care facilities as discussed in Note 5.

Our financial instruments, principally our investments in mortgage and other notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable. We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities of loss. We evaluate the need to provide for reserves for potential losses on our financial instruments based on management's periodic review of our portfolio on an instrument by instrument basis in accordance with the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - an Amendment of FASB Statements No. 5 and 15."

Deferred Costs - Costs incurred to acquire financings are amortized by the interest method over the term of the related debt.

Other Assets - Other assets include our $296,000 investment in Summerfield Development LLC (Summerfield), a real estate development company. Summerfield is a related party of NHR, since certain members of NHR's management and Board of Directors are also members of Summerfield. We carry our investment in Summerfield at cost in the consolidated balance sheets.

Rental Income - We recognize rental income based on the terms of our leases. Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. We recognize contingent rent annually or quarterly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured.

Mortgage Interest Income - We recognize mortgage interest income based on the interest rates and principal amounts outstanding of the mortgage notes receivable. Our policy related to mortgage interest income on nonperforming mortgage loans is to not recognize unpaid mortgage interest income in excess of 90 days.

Stock-Based Compensation - We account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). As a result, no compensation cost has been recognized in the consolidated statements of income for our stock option plan. See Note 9 for additional disclosures about our stock option plan.

Comprehensive Income - For each of the years ended December 31, 2001, 2000 and 1999, our comprehensive income was equal to our net income.

New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. Our implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on our financial position, results of operations or cash flows.

From June 1998 through June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability and measured at its fair value. SFAS 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133, as amended, did not have a material impact on our financial position, results of operations or cash flows.

During August 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We will adopt the provisions of SFAS 144 effective January 1, 2002 and do not expect such adoption to have a material effect on our financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we will adopt the provisions of SOP 01-6 effective January 1, 2002. We are currently evaluating the effects of SOP 01-6 but do not expect such adoption to have a material effect on our financial position, results of operations or cash flows.

NOTE 3. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

Transfer of Assets - On December 31, 1997, we issued 8,237,423 shares of NHR common stock and 1,310,194 units of NHR/OP, L.P. to NHC in exchange for certain assets including mortgage notes receivable (book value of $94,439,000) and the real property of 16 long-term care centers, six assisted living facilities and one retirement center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000). NHC simultaneously distributed the common stock of NHR and NHR/OP, L.P. units to the NHC unitholders.

Leases - Concurrent with NHC's conveyance of the real property to NHR, NHR leased to NHC each of the facilities. Each lease is for an initial term expiring December 31, 2007, with two additional five year renewal terms at the option of NHC, assuming no defaults. We account for the leases as operating leases.

During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2001 and 2000, we recognized $425,000 and $310,000 of percentage rent from NHC. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Total rental income from NHC (including the nine Florida healthcare facilities referred to below) was $16,385,000, $16,233,000 and $15,485,000 during 2001, 2000, and 1999, respectively.

On October 1, 2000, NHC terminated its individual leases on nine Florida long term care facilities. However, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR on the nine Florida long term care facilities. Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which are owned or operated by NHC. Lease payments to NHR from the new lessees offset NHC's lease obligations pursuant to the master operating lease. Since October 1, 2000, the nine separate limited liability corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine properties.

NHC has a right of first refusal with us to purchase any of the properties transferred from NHC should we receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

At December 31, 2001, the approximate future minimum base rent commitments to be received by us on non-cancelable operating leases (including the nine Florida health care facilities referred to above) are as follows:

2002	$15,405,000
2003	15,405,000
2004	15,405,000
2005	15,405,000
2006	15,405,000
Thereafter	15,405,000

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

Advisory Agreement - We have entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to us by NHC as Advisor. The Advisor is subject to the supervision of and policies established by our Board of Directors. The Advisory Agreement is for a stated term expiring December 31, 2003 and thereafter from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time.

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by NHC. During 2001, 2000, and 1999, our compensation to NHC under the Advisory Agreement was $504,000, $503,000, and $506,000, respectively.

NHC is also the Advisor of National Health Investors, Inc. (NHI). Pursuant to our Advisory Agreement, we have agreed that as long as NHC is obligated both under the NHR Advisory Agreement and the NHI Advisory Agreement, we will only do business with NHC and will not compete with NHI. As a result, we are severely limited in our ability to grow and expand our business. Furthermore, we will not seek additional third party investments to expand our investment portfolio.

NOTE 4. REAL ESTATE PROPERTIES

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2001:

	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$ 5,775	$ 40,820	$ 8,382
Indiana	3	700	10,258	481
Missouri	1	123	3,728	816
South Carolina	7	6,145	36,215	8,208
Tennessee	2	874	11,474	1,717
Total Long-Term Care Centers	19	13,617	102,495	19,604

Assisted Living Facilities:
Alabama	1	268	5,468	1,237
Florida	3	3,414	21,722	4,187
Tennessee	2	886	13,434	1,994
Total Assisted Living Facilities	6	4,568	40,624	7,418

Independent Living Centers:
Tennessee	1	2,021	14,930	1,197
Total Independent Living Centers	1	2,021	14,930	1,197
Total	26	$20,206	$158,049	$28,219

American Healthcare Corporation Foreclosure

As a result of the transfer of assets from NHC on December 31, 1997, we held mortgage notes receivable from American Healthcare Corporation (AHC). Collateral for the loans included first and second mortgages on four long-term health care facilities located in the state of Indiana.

On November 22, 2000, we purchased at public auction for $10,571,000 (the then carrying amount of the principal and accrued interest on the AHC loans) the four facilities in Indiana, one of which had been closed. We also received $1,265,000 of cash based on an agreement reached with NHC, the previous manager of the facilities. We reduced the carrying amount of our investment in the principal and accrued interest of the loans by the amount of cash received and recorded the real estate, property and equipment of the four facilities at $9,306,000, which amount management believes approximates the fair value of the facilities. We also had a $1,630,000 first mortgage note receivable on these properties that remained outstanding.

Immediately following the foreclosure, we leased the three facilities in operation to Health Services Management of Indiana, LLC (HSMI) under a master lease. The lease was for an initial 12-month term with renewal options at HSMI's option. We accounted for the lease as an operating lease. The lease also provided HSMI with an option to purchase the facilities.

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to HSMI. Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which totals $498,000 as of December 31, 2001) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

NOTE 5. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2001:

Final	Number
Payment	of		Principal
Date	Loans	Payment Terms	Amount
			(in thousands)
2004	29	Monthly payments from $1,000 to $71,000, which include
		interest at 10.25%	$49,669

2005	5	Monthly payments from $11,000 to $35,000, which include
		interest at 10.25%	8,492

2006	4	Monthly payments from $10,000 to $45,000, which include
		interest at 10.25%	9,873

2014	1	Monthly payments of $38,250, which include interest at
		8.5%	4,575

2016	1	Monthly payments of $43,000, which include interest at
		prime rate plus 2%	5,288

2002-2016	3	Monthly payments from $5,000 to $35,000, which include
		interest ranging from prime rate plus 2% to 12%	1,621

			$79,518

Florida Convalescent Centers, Inc.

Approximately $57,069,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt. In the event that we use the money to pay down existing debt, it will result in a reduction of cash flow.

Effective July 31, 1999, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. We have learned that IHS is attempting to reject a number of its FCC leases, which attempt is being contested by FCC. As of December 31, 2001, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $24,021,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $19,815,000 at December 31, 2001, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Impairments

During 2001, we concluded that based on certain events, the mortgage and other notes receivable required the writeoff of principal and previously accrued interest income of $268,000. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these investments. If such adverse events occur, we will record the additional losses in the period the events are known.

NOTE 6. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2001 and 2000, there were no material differences between the carrying amounts and fair values of our financial instruments.

NOTE 7. DEBT

Debt consists of the following:

	Weighted Average		Principal Amount
(dollar amounts in thousands)	Interest Rate	Final Maturities	2001	2000
Term loan, principal and interest	Variable,
payable quarterly	3.2%	2002	$ 87,500	$ 91,250

Senior secured notes, principal
and interest payable semiannually	8.3	2003	1,736	2,169

Senior secured notes, principal and
interest payable semiannually	8.4	2005	3,878	4,309

First mortgage revenue bonds, interest
payable monthly, principal due at	Variable,
maturity	4.4	2011	3,200	3,200
			$ 96,314	$100,928

The aggregate principal maturities of all debt for the five years subsequent to December 31, 2001 are as follows:

2002	$89,232,000
2003	1,727,000
2004	862,000
2005	1,293,000
2006	---

Our bank term loan (principal balance outstanding at December 31, 2001 of $87,500,000) matures on December 31, 2002. We have formed a plan to address this maturing debt obligation and are currently in the process of executing our plan. We plan to obtain proceeds from the refinancing of certain assets through a combination of borrowing using the Federal Housing Authority Section 232 Mortgage Guaranty Program, first mortgage notes with community banks and existing lenders. Although we believe that we will be successful in refinancing our December 2002 debt obligation, no assurance can be given in this regard. The inability to obtain adequate refinancing prior to December 31, 2002 will have a material adverse effect on our financial position, results of operations and cash flows.

Certain loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. As of December 31, 2001, we have met all such covenants.

During the fourth quarter of 2001, NHC, as the holder of certain promissory notes made by National Health Corporation and previously guaranteed in part by us, released our guarantee. Therefore, there is no longer any potential liability on our part for any default by National or NHC on any of their outstanding debt.

NOTE 8. COMMITMENTS, CONTINGENCIES AND GUARANTEES

At December 31, 2001, we are obligated to issue at the election of the holders 15,000 shares of our common stock related to stock options (the NHC Options) originally issued by NHC. The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, we are obligated to issue NHR common stock upon the exercise of the NHC Options. We will receive no proceeds from the exercise of the NHC Options. We have reserved an additional 15,000 shares of common stock for the exercise of the NHC options.

At December 31, 1997, in order to protect our REIT status, certain NHC unitholders received limited partnership units of NHR/OP, L.P. rather than shares of common stock of NHR. As a result of certain unitholders' involuntary acceptance of NHR/OP, L.P. partnership units to benefit all other unitholders, we have indemnified those certain unitholders for any tax consequence resulting from any involuntary conversion of NHR/OP, L.P. partnership units into shares of NHR common stock. The indemnification expires at such time as the NHR/OP, L.P. unitholders are in a position to voluntarily convert their partnership units into NHR common stock on a tax free basis without violating applicable REIT requirements.

NOTE 9. STOCK OPTION PLAN

Our stockholders have approved the 1997 Stock Option and Appreciation Rights Plan under which options to purchase shares of our common stock are available for grant to our consultants, advisors, directors and employees at a price no less than the market value of the stock on the date the option is granted. The vesting period and term of the options is six years. The following table summarizes option activity:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 1998	15,000	$18.88
Options granted	382,000	8.50
Outstanding December 31, 1999	397,000	8.89
Options granted	15,000	6.50
Outstanding December 31, 2000	412,000	8.81
Options granted	15,000	10.74
Outstanding December 31, 2001	427,000	$ 8.88

At December 31, 2001, all options outstanding are exercisable. Exercise prices on the options range from $6.50 to $18.88. The weighted average contractual life of options outstanding at December 31, 2001 is 3.7 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our earnings and earnings per share.

NOTE 10. EARNINGS PER SHARE

We have calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based on net income as reported in the consolidated statements of income and the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of stock options as well as the NHC Options into shares of NHR common stock using the treasury stock method. For purposes of calculating diluted earnings per share, there is no adjustment to net income as reported in the consolidated statements of income.

NOTE 11. LIMITS ON COMMON STOCK OWNERSHIP

Our Articles of Incorporation limit the percentage of ownership that any person may have in our outstanding common stock to 9.8% of the aggregate of the outstanding stock. This limit is necessary in order to reduce the possibility of our failing to meet the stock ownership requirements for REIT qualification under the Internal Revenue Code of 1986, as amended.

NOTE 12. COMMON STOCK DIVIDENDS

Dividend payments to our common stockholders are characterized in the following manner for tax purposes in 2001:

Dividend	Taxable as	Taxable as	Non-Taxable
Payment Date	Ordinary Income	Capital Gains	Return of Capital	Totals

April 16, 2001	$ .3278	$.0045	$ .0002	$ .3325
July 16, 2001	.3278	.0045	.0002	.3325
October 15, 2001	.3278	.0045	.0002	.3325
January 15, 2002	.3278	.0045	.0002	.3325
	$1.3112	$ .0180	$ .0008	$1.3300

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share amount)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001

Net Revenues	$6,176	$6,188	$6,170	$6,117
Net Income	1,779	2,213	2,453	2,432
Basic Earnings Per Share	.19	.23	.26	.25
Diluted Earnings Per Share	.19	.23	.25	.25

2000

Net Revenues	$6,135	$6,185	$6,255	$6,599
Net Income	1,977	1,940	1,908	2,114
Basic Earnings Per Share	.21	.20	.20	.22
Diluted Earnings Per Share	.21	.20	.20	.22

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

		Current Term as	Officer of NHR's
Name	Age	Director Expires	Predecessor Since

J. K. Twilla	75	2004	---
Robert G. Adams	55	2003	1985
Olin O. Williams	71	2003	---
W. Andrew Adams	56	2002	1973
Ernest G. Burgess, III	62	2002	1975
Richard F. LaRoche, Jr.	56	---	1974

Each of the directors of NHR are currently directors of National HealthCare Corporation. Mr. W. Andrew Adams and Mr. LaRoche are directors of National Health Investors, Inc. Messrs. Adams and Mr. LaRoche are executive officers not only of NHR, but in similar capacities with NHC and NHI.

Drs. Twilla and Williams have been physicians in private practice in Tennessee for more than 25 years each and are now retired. Dr. Williams now serves on the Board of the Bank of Murfreesboro, headquartered in Murfreesboro, Tennessee. Dr. Twilla retired from the Board of NHR in January 2002, and his successor will be elected by the remaining board members during 2002.

Mr. W. Andrew Adams is the President and a Director of the Company and has been the Chief Executive Officer of NHC since 1981, and on its Board since 1974. He served as President of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. He has an M.B.A. degree from Middle Tennessee State University. Mr. Adams serves on the Board of Trustees of Lipscomb University, Nashville, Tennessee, is President and Chairman of the Board of Directors of National Health Investors, Inc. and National HealthCare Corporation and serves on the Board of SunTrust Bank in Nashville, Tennessee.

Mr. Robert Adams is Senior Vice President and a Director of the Company and also serves in those positions for NHC. He has a B.S. degree from Middle Tennessee State University. He is Chief Operating Officer for NHC.

Mr. Burgess (Director) is a retired (1995) Senior Vice President of NHC. He has an M.S. degree from the University of Tennessee. He also serves on the Board of National HealthCare Corporation.

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

ITEM 11

EXECUTIVE COMPENSATION

Information about our Executive Officer and Board of Directors compensation, including stock option information, is set out in prose and tabular detail in our definitive 2002 Proxy Statement which is accompanying this annual report on Form 10-K. This information is incorporated by reference herein as though copied verbatim.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

	Number of NHR
	Shares Beneficially	Percentage of Total NHR
Names and Addresses of Beneficial Owner	Owned (3)	Shares(1)

W. Andrew Adams, President
801 Mooreland Lane
Murfreesboro, TN 37128	1,126,264(2)	11.8%

Dr. J. K. Twilla, Director (Retired, January 2002)
525 Golf Club Lane
Smithville, TN 37166	83,392	*

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN 37129	117,645	1.2%

Robert G. Adams, Director & Sr. V.P.
2217 Battleground Drive
Murfreesboro, TN 37129	485,309	5.1%

Ernest G. Burgess, Director
2239 Shannon Drive
Murfreesboro, TN 37129	189,320	2.0%

Richard F. LaRoche, Jr.
Sr. Vice President and Secretary
2103 Shannon Drive
Murfreesboro, TN 37130	384,341	4.00%

National Health Corporation
P. O. Box 1398
Murfreesboro, TN 37133	1,271,147(2)	13.3%

National Financial Services Corporation
200 Liberty Street
New York, NY 10281	511,292	5.3%

The Northern Trust Company
801 S. Canal C-IN
Chicago, IL 60607	521,382	5.4%

State Street Bank & Trust Company
1776 Heritage Drive
No. Quincy, MA 02171	612,400	6.4%

Dorian Eason Asset Management, LLC
1000 Ridgeway Loop Road
Memphis, TN 38120	498,077	5.2%

All Executive Officers and Directors of NHR	2,386,271	24.9%

(1) Based on 9,570,323 shares outstanding at December 31, 2001. This ownership is for SEC purposes and not for purposes of real estate investment trust regulations.

(2) Included as shares beneficially owned are units of limited partnership interest in NHR/OP, L.P., our operating subsidiary. Although these units cannot vote, they may be exchanged for shares of our common stock. This exchange has income tax consequences to the holder, but not to us.

(3) Except as otherwise notes, all shares area owned beneficially with sole voting and investment power. Included in the amounts above are 20,000 shares each optioned to Mr. Burgess and Dr. Williams, as well as the options to Messrs. Adams and LaRoche.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Assumed Liabilities

We were transferred the Initial Healthcare Facilities subject to Assumed Liabilities of approximately $86.4 million at December 31, 1997. We immediately repaid $71.6 million of the Assumed Liabilities with the proceeds of the NHR Credit Agreement in the amount of $75 million currently with AmSouth Bank as agent. The balance of the Assumed Liabilities includes $11.6 million of secured liabilities at fixed rates of 8.4% and 8.3%, which are amortizing and will be paid in full by the end of the calendar year 2005 and $3.2 million of first mortgage revenue bonds at variable rates (4.4% at December 31, 2001) due in 2011.

Although we are subject to the Assumed Liabilities, NHC has remained liable on certain unassumed portions of such debt in certain percentages. We have agreed to indemnify NHC in respect of such continuing liability.

Of the Assumed Liabilities, approximately $11.6 million is represented by fixed rate first mortgage notes and $3.2 million is represented by variable rate first mortgage revenue bonds on several of the Initial Healthcare Facilities. We have obtained the consent of the holders of these notes who have agreed that our liability is limited to (1) its interest in the Initial Healthcare Facilities upon which the mortgages are placed, and (2) further limited to 28% of the total outstanding mortgage notes in question which are cross collateralized with other debt of NHC.

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

During the Initial Term and both Renewal Terms (if applicable), NHC is obligated to pay us annual base rent for the respective Initial Healthcare Facilities in the respective amounts which upon completion of construction will initially aggregate $15,494,437. Additionally, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to us equal to 3% of the amount by which gross revenues of each NHC leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999.

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

The Master Agreement provides that if during the Lease Term or within six months after termination of such Term we receive a bona fide third party offer to purchase any Initial Healthcare Facility, then, prior to accepting such third party offer, we shall give NHC a 15-day right of first refusal during which NHC may elect to purchase such Initial Healthcare Facility on the same terms and conditions offered by the third party. NHC also is granted a thirty day right of first refusal to lease an Initial Healthcare Facility expiring six months after the expiration of the Lease Term, on the same terms and conditions as offered by a third party, and accepted by us.

The Master Agreement described above applies only to the 24 Leases of the Initial Healthcare Facilities. We and NHC anticipate that any future leases of additional healthcare facilities between them will also become subject to the Master Agreement with appropriate modifications to fit the specific situation. The foregoing summary of certain of the provisions of the Master Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to all provisions of the Master Agreement.

Although NHC has with our consent terminated nine of the leases, (all in Florida), we have re-leased each facility to third parties on terms substantially to those above described. NHC remains obligated to its total rent payment owed pursuant to the Master Lease, but receives credit for rent payments made by the new lessees on these nine properties.

Advisory, Administrative Services and Facilities Agreement (the Advisory Agreement)

Services of Advisor

Under the Advisory Agreement, we engage NHC and NHC , as Advisor, agrees to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policy; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Agreement, the Advisor is subject to the supervision of and policies established by our Board of Directors.

The specific duties of the Advisor under the Advisory Agreement include providing us with economic information and evaluations with respect to additional investment opportunities, formulating an investment program and selecting potential investments for us and recommending the terms thereof; and also evaluating and making recommendations as to the possible sale or other disposition of our assets. The Advisor also is responsible for recommending selections of tenants, lenders, providers of professional and specialized services and handling other managerial functions with respect to our properties. The Advisor is also obligated to provide office and clerical facilities adequate for our operations, and to provide or obtain others to provide accounting, custodial, funds collection and payment, stockholder and debenture holder communications, legal and other services necessary in connection with our operations. The Advisor also undertakes to keep our Directors informed as to developments in the healthcare and REIT industries useful to our existing and potential future business and investments.

The NHR Advisory Agreement also obligates the Advisor to handle or arrange for the handling of our financial and other records. The Advisor is also required to keep its own records with respect to its services under the NHR Advisory Agreement. Annually, or as more frequently requested by our Directors, the Advisor is obligated to report to our Directors its estimated costs in providing services under the NHR Advisory Agreement and such information as the Advisor may reasonably obtain concerning the cost to other REITs specializing in healthcare facility investments of administrative and advisory services comparable to those provided by the Advisor, in order that our Directors may evaluate the performance of the Advisor and the efficiency of the arrangements provided to us under the Advisory Agreement.

Restrictions on Investment Activities

The Advisory Agreement provides that prior to the earlier to occur of (i) the termination, for any reason, of the Advisory Agreement or (ii) NHC ceasing to be actively engaged as the investment advisor for NHI, we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather we will focus upon our capacities as landlord and note holder of those certain assets, conveyed to us on December 31, 1997 by NHC.

Term

The Advisory Agreement is for a stated term expiring December 31, 2003 and thereafter from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time.

Upon termination of the Advisory Agreement for any reason, the Advisor is obligated to deliver all our property that the Advisor is holding in its capacity as Advisor, to render a full accounting to us and to cooperate with our Directors to provide an orderly management transition. We are obligated, upon such termination, to pay NHC all compensation for services through the date of termination, including any compensation the payment of which was deferred during the period the Advisory Agreement was in effect.

Compensation

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of (i) two percent (2%) of our gross consolidated revenues calculated according to generally accepted accounting principles, or (ii) the actual expenses incurred by NHC as outlined in the Advisory Agreement. The actual amount paid in 2001, 2000 and 1999 was $504,000, $503,000 and $506,000, respectively.

Payment of Expenses

The Advisory Agreement provides that NHC shall pay all expenses incurred in performing its obligations thereunder, without regard to the amount of compensation received under the Advisory Agreement. Expenses specifically listed as expenses to be borne by NHC without reimbursement include: the cost of accounting, statistical or bookkeeping equipment necessary for the maintenance of our books and records; employment expenses of the officers and directors and personnel of NHC and all expenses, including travel expenses, of NHC incidental to the investigation and acquisition of properties for us prior to the time our Directors definitively decide to acquire the property or to have NHC continue with the acquisition process, whether the property is acquired or not, and after our Directors definitively decide to dispose of a property; advertising and promotional expenses incurred in seeking and disposing of investments for us; rent, telephone, utilities, office furniture and furnishings and other office expenses incurred by or allocable to NHC for its own benefit and account regardless of whether incurred or used in connection with rendering the services to us provided for in the NHR Advisory Agreement; all miscellaneous administrative and other expenses of NHC, whether or not relating to the performance by NHC of its functions under the NHR Advisory Agreement; fees and expenses paid to independent contractors, appraisers, consultants, attorneys, managers and other agents retained by or on our behalf and expenses directly connected with the acquisition, financing, refinancing, disposition and ownership of real estate interests or of other property (including insurance premiums, legal services, brokerage and sales commissions, maintenance, repair and improvement of property); insurance as required by our Directors (including our Directors' liability insurance); expenses connected with payments of dividends or distributions in cash or any other form made or caused to be made by our Directors to REIT shareholders and expenses connected with payments of interest to holders of our debentures; all expenses connected with communication to holders of our securities and the other bookkeeping and clerical work necessary in maintaining relations with holders of securities, including the cost of printing and mailing certificates for securities and proxy solicitation materials and reports to holders of our securities; transfer agent's, registrar's, dividend disbursing agent's, dividend reinvestment plan agent's and indenture trustee's fees and charges. The NHR Advisory Agreement also confirms that NHC shall pay all costs and expenses which it is obligated to pay as tenant under any lease of healthcare facilities from us.

The NHR Advisory Agreement also confirms that NHC is responsible for all our legal and auditing fees and expenses and legal, auditing accounting, underwriting, brokerage, listing, registration and other fees and printing, engraving and other expenses and taxes incurred in connection with our organization, but such expenses incurred after January 1, 1998 for the issuance, distribution, transfer, registration and listing of our shares shall remain our obligation.

The NHR Advisory Agreement provides that, except as NHC may have responsibility for such costs as tenant under the lease of any property from us, we are responsible to pay our own expenses of the following types: dividends, the cost of borrowed money; taxes on income and taxes and assessments on real property and all other taxes applicable to us including, without limitation, franchise and excise fees; except as assumed by NHC, all ordinary and necessary expenses incurred with respect to and allocable to our prudent operation and business including, without limitation, any fees, salaries and other employment costs, taxes and expenses paid to our Directors, officers and employees who are not also employees of NHC.

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

(2) Financial Statement Schedules

The Financial Statement Schedules and Report of Independent Public Accountants on Financial Statement Schedules are listed in Exhibit 13.

(3) Exhibits:

Reference is made to the Exhibit Index of this Form 10-K Annual Report.

b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 15th day of February, 2001.

NATIONAL HEALTH REALTY, INC.

BY:/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	President and Director
W. Andrew Adams	Principal Executive Officer	February 15, 2002

/s/ Richard F. LaRoche, Jr.	Secretary
Richard F. Laroche, Jr.	Principal Financial Officer	February 15, 2002

/s/ Robert G. Adams
Robert G. Adams	Director	February 15, 2002

/s/ Olin O. Williams
Olin O. Williams	Director	February 15, 2002

/s/ Ernest G. Burgess, III
Ernest G. Burgess, III	Director	February 15, 2002

EXHIBIT INDEX

Exhibit No. Description

2.1	Plan of Restructure (incorporated by reference to Exhibit 2.1 to the
Registrant's registration statement No. 333-37173 on Form S-4).

2.2	Agreement of Merger (incorporated by reference to Exhibit 2.2 to the
Registrant's registration statement No. 333-37173 on Form S-4).

3.1	Articles of Incorporation of National Health Realty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement No. 333-
37173 on Form S-4).

3.2	Bylaws of National Health Realty, Inc. (incorporated by reference to Exhibit
3.2 to the Registrant's registration statement No. 333-37173 on Form S-4).

3.3	Limited Partnership Agreement of NHR/OP, L.P.(incorporated by reference to Exhibit 3.3 to the Registrant's registration statement No. 333-37173 on
Form S-4).

10.1	Master Agreement of Lease effective as of January 1, 1998 by and among
National Health Realty, Inc., NHR/OP, L.P. and National HealthCare
Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement No. 333-37173 on Form S-4).

10.2	Advisory, Administrative Services and Facilities Agreement effective as of
January 1, 1998 between National Health Realty, Inc., NHR/OP, L.P. and
National HealthCare Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement No. 333-37173 on Form S-4)

10.3.2	Form of National Health Realty, Inc. 1997 Stock Option and Stock
Appreciation Rights Plan (incorporated by reference to Exhibit 10.3.2 to the
Registrant's registration statement No. 333-37173 on Form S-4)

13	Financial Statement Schedules

21	Subsidiaries of the Registrant

23	Consent of Independent Public Accountants

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

The 2001 financial statements, together with the Report of Independent Public Accounts, listed in the above index are filed herewith.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To National Health Realty, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of National Health Realty, Inc. included in Item 8 of this Form 10-K, and have issued our report thereon dated January 15, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedules listed in the accompanying index to Exhibit 13 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not otherwise a required part of the basic consolidated financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

January 15, 2002

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 2001

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Costs capitalized
				subsequent to		Gross amount at which carried at
		Initial Cost to Company		acquisition		close of period
							Buildings &
	Encum-		Buildings &	Improve-	Carrying		Improve-		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	ments	Total	Depreciation	Construction	Acquired
Health Care Centers (6)
Florida	$51,563	$ 5,775	$ 40,820	$ ---	$ ---	$ 5,775	$ 40,820	$ 46,595	$ 8,382	N/A	12/31/97

Health Care Centers (4)
Indiana	---	700	10,258	---	---	700	10,258	10,958	481	N/A	11/22/00

Health Care Centers (1)
Missouri	4,650	123	3,728	---	---	123	3,728	3,851	816	N/A	12/31/97

Health Care Centers (7)
South Carolina	21,085	6,145	36,215	---	---	6,145	36,215	42,360	8,208	N/A	12/31/97

Health Care Centers (2)						874	11,474	12,348	1,717	N/A	12/31/97
Tennessee	---	874	11,474	---	---

Assisted Living Facilities (1)
Alabama	223	268	5,468	---	---	268	5,468	5,736	1,237	N/A	12/31/97

Assisted Living Facilities (3)
Florida	2,539	3,414	21,722	---	---	3,414	21,722	25,136	4,187	N/A	12/31/97

Assisted Living Facilities (2)
Tennessee	308	886	13,434	---	---	886	13,434	14,320	1,994	N/A	12/31/97

Retirement Centers (1)
Tennessee	---	2,021	14,930	---	---	2,021	14,930	16,951	1,197	N/A	12/31/97

	$80,368	$20,206	$158,049	$ ---	$ ---	$20,206	$158,049	$178,255	$28,219

(A) See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(B) The aggregate cost for federal income tax purposes is approximately $172,624,000.

(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

(D) Subsequent to NHC's transfer of the original real estate properties in 1997, NHR has purchased from NHC $22,658,000 of additions to the properties. As the additions were purchased from NHC rather than developed by NHR, the $22,658,000 has been included in the initial cost to the Company.

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEAR ENDED DECEMBER 31, 2001

	12/31/01	12/31/00	12/31/99

Investment in Real Estate:
Balance at beginning of period	$176,579	$164,577	$165,489
Additions through cash expenditures	46	2,696	---
Additions in exchange for rights under mortgage notes receivable	1,630	9,306	---
Cost of real estate sold	---	---	(912)
Balance at end of year	$178,255	$176,579	$164,577

Accumulated Depreciation:
Balance at beginning of period	$ 20,826	$ 13,634	$ 6,579
Addition charged to costs and expenses	7,393	7,192	7,055
Balance at end of year	$ 28,219	$ 20,826	$ 13,634

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
FOR THE YEAR ENDED DECEMBER 31, 2001

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loans Subject
			Monthly		Original Face		to Delinquent
	Interest	Final Maturity	Payment		Amount of	Carrying Amount	Principal or
Description	Rate	Date	Terms	Prior Liens	Mortgages	of Mortgages	Interest

LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Clearwater, Jacksonville Largo,
Pinellas, Sun City and Tampa		October, 2004-
Florida (A)(B)	10.25%	March, 2006	$388	None	$36,982	$33,047	None

Lake City and Pensacola,
Florida (D)	10.25%	Nov., 2004	117	None	10,729	10,965	None

	Prime rate
Sarasota, Florida (E)	plus 2%	Feb. 2016	51	None	6,137	6,020	None

Ocoee, Florida (F)	8.5%	Apr. 2006	47	None	5,438	4,814	None

Second Mortgage and other Loans:
Gainesville, Ocala, Orlando,
N. Miami Beach, Port St. Lucie, Vero
Beach, W. Palm Beach and Winter		Feb., 2002-
Haven, Florida (A)(C)	10.25%	Sept., 2006	273	$19,815	26,704	24,671	None

(A) Approximately $57,069,000 mortgage and other notes receivable are due from a single debtor that operates 14 licensed nursing centers in Florida.

(B) Balloon payments of approximately $29,160,000 due at maturity.

(C) Balloon payments of approximately $20,701,000 due at maturity.

(D) Balloon payment of approximately $9,936,000 due at maturity.

(E) Balloon payment of approximately $1,578,000 due at maturity.

(F) Balloon payment of approximately $2,131,000 due at maturity.

(1) See Note 5 of Notes to Consolidated Financial Statements.

(2) For tax purposes, the cost of investments is the carrying amount.

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
FOR THE YEAR ENDED DECEMBER 31, 2001

	12/31/01	12/31/00	12/31/99
	(in thousands)

Reconciliation of mortgage loans:
Balance at beginning of period	$84,132	$94,336	$93,099
Additions:
New mortgage loans	650	3,236	7,434

Deductions during period:
Collection of principal	3,634	4,134	6,197
Acquisition of property and equipment in exchange for mortgage notes receivable	1,630	9,306	---

Balance at end of period	$79,518	$84,132	$94,336

EXHIBIT 21

NATIONAL HEALTH REALTY, INC.

SUBSIDIARY OF NATIONAL HEALTH REALTY, INC.

Subsidiary	State of Organization

NHR/OP, L.P.	Delaware

NHR/Delaware, Inc.	Delaware

EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K into the Company's previously filed Registration Statement File No. 333-61699 and No. 333-82737.

ARTHUR ANDERSEN LLP

Nashville, Tennessee

February 20, 2002