Form 10-Q
period 2002-03-31
NATIONAL HEALTH REALTY INC
filed 2002-05-10
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2002	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its Charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

9,570,323 shares of common stock were outstanding as of April 30, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2002	2001
	(unaudited)
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,206
Buildings and improvements	157,049	158,049
	177,255	178,255
Less accumulated depreciation	(29,920)	(28,219)
Real estate properties, net	147,335	150,036

Mortgage and other notes receivable	78,210	79,518
Interest and rent receivable	187	423
Cash and cash equivalents	6,839	4,436
Deferred costs and other assets	566	574
Total Assets	$233,137	$234,987

LIABILITIES
Debt	$ 95,376	$ 96,314
Minority interest in consolidated subsidiaries	14,893	15,027
Accounts payable and other accrued expenses	950	939
Accrued interest	49	52
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deposit on real estate properties sold	757	498
Total Liabilities	115,611	116,416

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,570,323 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	36,000	33,863
Cumulative dividends	(53,894)	(50,712)
Total Stockholders' Equity	117,526	118,571
Total Liabilities and Stockholders' Equity	$233,137	$234,987

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2001 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(in thousands,
	except share amounts)
REVENUES:
Rental income	$ 4,233	$ 4,072
Mortgage interest income	1,931	2,080
Investment interest and other income	13	24
	6,177	6,176
EXPENSES:
Interest	872	2,092
Depreciation of real estate	1,701	1,852
Amortization of loan costs	12	12
Realty loss	1,000	---
General and administrative	185	215
	3,770	4,171

INCOME BEFORE MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	2,407	2,005

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES	270	226

NET INCOME	$ 2,137	$ 1,779

NET INCOME PER COMMON SHARE:
Basic	$ .22	$ .19
Diluted	$ .22	$ .19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,570,323
Diluted	9,777,548	9,604,926

Common dividends per share declared	$ .3325	$ .3325

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,137	$ 1,779
Depreciation of real estate	1,701	1,852
Realty losses	1,000	---
Amortization of loan costs	12	12
Minority interest in consolidated subsidiaries	270	226
Decrease in interest and rent receivable	236	285
Increase in deposit on real estate properties sold	259	192
Increase in other assets	(4)	(12)
Increase in accounts payable and accrued liabilities	8	77
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,619	4,411

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	---	(51)
Collection of mortgage notes receivable	1,308	977
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,308	926

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(938)	(938)
Dividends paid to stockholders	(3,182)	(3,182)
Distributions paid to partners	(404)	(405)
NET CASH USED IN FINANCING ACTIVITIES	(4,524)	(4,525)

INCREASE IN CASH AND CASH EQUIVALENTS	2,403	812
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,436	2,533
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,839	$ 3,345

Supplemental Information:
Cash payments for interest expense	$ 875	$ 2,029

During the three months ended March 31, 2001, NHR acquired property and equipment in exchange for its rights under first mortgage revenue bonds
First mortgage revenue bonds	$ ---	$ (1,630)
Building and improvements	$ ---	$ 1,630

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(dollars in thousands)

	Cumulative Convertible				Capital in			Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Equity

BALANCE AT 12/31/01	---	$ ---	9,570,323	$ 96	$135,324	$ 33,863	$(50,712)	$118,571
Net income	---	---	---	---	---	2,137	---	2,137
Dividends to common share-
holders ($.3325 per share)	---	---	---	---	---	---	(3,182)	(3,182)

BALANCE AT 3/31/02	---	$ ---	9,570,323	$ 96	$135,324	$ 36,000	$(53,894)	$117,526

BALANCE AT 12/31/00	---	$ ---	9,570,323	$ 96	$135,324	$ 24,986	$(37,984)	$122,422
Net income	---	---	---	---	---	1,779	---	1,779
Dividends to common share-
holders ($.3325 per share)	---	---	---	-	---	---	(3,182)	(3,182)

BALANCE AT 3/31/01	---	$ ---	9,570,323	$ 96	$135,324	$ 26,765	$(41,166)	$121,019

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2001, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents and the timing of debt and equity financings.

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

	Three Months Ended
	March 31
	2002	2001
BASIC:
Weighted average common shares	9,570,323	9,570,323
Net income available to common stockholders	$2,137,000	$ 1,779,000

Net income per common share	$ .22	$ .19

DILUTED:
Weighted average common shares	9,570,323	9,570,323
Stock options	207,225	34,603
Average common shares outstanding	9,777,548	9,604,926

Net income available to common stockholders	$2,137,000	$ 1,779,000

Net income per common share	$ .22	$ .19

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

At March 31, 2002, NHR is obligated to issue at the election of the holders 15,000 shares of our common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). The NHC Options are exercisable into an equal number of shares of the common stock of NHC and NHR. Thus, NHR is obligated to issue NHR common stock upon the exercise of the NHC Options. NHR will receive no proceeds from the exercise of the NHC Options. Accordingly, NHR has reserved 15,000 shares of common stock for the exercise of the NHC Options.

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

We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double "taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

NOTE 4. MORTGAGE NOTE CONTINGENCIES:

Approximately $56,541,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt. In the event that we use the money to pay down existing debt, it will result in a reduction of cash flow.

Effective July 31, 1999, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. We have learned that IHS is attempting to reject a number of its FCC leases, which attempt is being contested by FCC. As of March 31, 2002, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $23,814,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $19,815,000 at December 31, 2001, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

NOTE 5. DISPOSITION OF REAL ESTATE:

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $757,000 as of March 31, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the three months ended March 31, 2002, we concluded that based on our SFAS 121 impairment analysis and on certain events, these real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

NOTE 6. DEBT

Our bank term loan (principal balance outstanding at March 31, 2002 of $86,562,000) matures on December 31, 2002. We plan to obtain proceeds from the refinancing of certain assets through a combination of borrowing using first mortgage notes with community banks, insurance companies and existing lenders, the sale or prepayment of certain mortgages receivable and the issuance of new debt or equity. It does not currently appear that HUD programs are available for this refinancing. The inability to obtain adequate refinancing prior to December 31, 2002 may have a material adverse effect on our financial position, results of operations, cash flows and funds available to pay dividends.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

During August 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on our financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material effect on our financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 45 first and second mortgage promissory notes with principal balances totaling $78,210,000 (the Notes) at March 31, 2002 and secured by the real property of health care facilities.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period.

In December 2001, the SEC requested that all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our following accounting policies fit this definition:

Valuations of and Impairments to Our Investments

Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been proposed for the next fiscal year of the federal government. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have effected some of our lessees and mortgagees. Based on events occurring during the first quarter of 2002, we determined that impairment of certain of our investments had occurred.

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

Revenue Recognition - Mortgage Interest and Rental Income

We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, we may in the future determine that, based on insufficient historical collections and the lack of expected future collections, revenue for interest or rent is not realizable. For any such nonperforming investments, our policy is to recognize interest or rental income only in the period when payments are made. This policy could cause our revenues to vary significantly from period to period.

REIT Status and Taxes

We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

CAPITAL RESOURCES AND LIQUIDITY

Our bank term loan (principal balance outstanding at March 31, 2002 of $86,562,000) matures on December 31, 2002. We plan to obtain proceeds from the refinancing of certain assets through a combination of borrowing using first mortgage notes with community banks, insurance companies and existing lenders, the sale or prepayment of certain mortgages receivable and the issuance of new debt or equity. It does not currently appear that HUD programs are available for this refinancing. The inability to obtain adequate refinancing prior to December 31, 2002 would have a material adverse effect on our financial position, results of operations, cash flows and funds available to pay dividends.

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

The properties that were previously leased to Health Services Management of Indiana, LLC (HSMI) were sold to HSMI effective January 1, 2001. The sale, however, is not recorded and NHR continues to carry these properties on its balance sheet and to charge depreciation expense in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", (SFAS 66), as more fully described in Note 5 to the financial statements.

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

FCC Notes-

Of the $78,210,000 of first mortgage and other notes receivable, approximately $56,541,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt. In the event that we use the money to pay down existing debt, it will result in a reduction of cash flow.

Effective July 31, 1999, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. We have learned that IHS is attempting to reject a number of its FCC leases, which attempt is being contested by FCC. As of March 31, 2002, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $23,814,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $19,815,000 at December 31, 2001, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Disposition of Real Estate-

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $757,000 as of March 31, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the three months ended March 31 2002, we concluded that based on our SFAS 121 impairment analysis and on certain events, these real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

Sources and Uses of Funds-

Our leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2002 in the amount of $5,619,000 compared to $4,411,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The increase is due primarily to increased net income after adding back the provision for loan losses.

Cash flows provided by investing activities during the first three months of 2002 included no investment in the purchase of property and equipment compared to investments in the purchase of property and equipment of $51,000 in the prior period. Also, cash was provided by net collections on mortgage notes receivable of $1,308,000 during the three months ended March 31, 2002 compared to $977,000 in the prior period.

Cash flows used in financing activities included payments on long-term debt of $938,000 ($938,000 last year), payments for dividends to stockholders of $3,182,000 ($3,182,000 last year), and payments for cash distributions to partners of $404,000 ($405,000 last year).

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

Debt-

Our long-term debt at March 31, 2002 includes a term loan with a principal amount of $66,563,000 and a fully drawn revolving line of credit of $20,000,000, both of which mature in December 2002. We have formed a plan to address this maturing debt obligation and are currently in the process of executing our plan. We plan to obtain proceeds from the refinancing of certain assets through a combination of borrowing using first mortgage notes with community banks, insurance companies and existing lenders, the sale or prepayment of certain mortgages receivable and the issuance of new debt or equity. It does not currently appear that HUD programs are available for this refinancing. Although we believe that we will be successful in refinancing our December 2002 debt obligation, no assurance can be given in this regard. The inability to obtain adequate refinancing prior to December 31, 2002 will have a material adverse effect on our financial position, results of operations and cash flows.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net income for the three months ended March 31, 2002 is $2,137,000 versus $1,779,000 for the same period in 2001, an increase of 20.1%. Diluted earnings per common share is 22 cents in the 2002 period, compared to 19 cents in the 2001 period.

Total revenues for the three months ended March 31, 2002 increased $1,000 to $6,177,000 from $6,176,000 for the three months ended March 31, 2001. Revenues from rental income increased $161,000 or 4.0% when compared to the same period in 2001. Revenues from mortgage interest decreased $149,000 or 7.2% in 2002 as compared to the same period in 2001.

The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to receipt of monthly payments.

Total expenses for the 2002 three month period decreased $401,000 or 9.6% to $3,770,000 from $4,171,000 for the 2001 three month period. Interest expense decreased $1,220,000 or 58.3% in the 2002 three month period as compared to the 2001 period. Depreciation of real estate decreased $151,000 or 8.2%. Realty loss this year was $1,000,000 for the write-down of the real estate of our Indiana properties. General and administrative costs decreased $30,000 or 14.0%.

Interest expense decreased primarily due to decreased rates of interest on variable rate debt. During the three months ended March 31, 2002, we concluded that based on our SFAS 121 impairment analysis and on certain events, these real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

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

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes are leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. The ability of FCC to service the mortgage notes held by us is initially dependent on IHS's ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or release these facilities. IHS's financial condition also may negatively impact FCC's ability to refinance approximately $19,815,000 of first mortgage debt superior to our second mortgage notes of $23,814,000. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us. All FCC note payments are current as of March 31, 2002.

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
  the ability to pay when due or refinance certain debt obligations maturing within the next nine months;
  the competitive environment in which we operate;

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2001 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The Annual Report and Form 10-Q's are available on our web site at www.nationalhealthrealty.com. You should carefully consider those risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

As of March 31, 2002, $89,763,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $286,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $286,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

The remaining $5,613,000 of our long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

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

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on April 16, 2002.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1. Election of Ernest G. Burgess, III and W. Andrew Adams to serve as directors for terms of three years or until their successors have been fully elected and qualified. Other directors who terms of office continue are Mr. Robert G. Adams, Mr. Richard F. LaRoche, Jr. and Dr. Olin O. Williams.

Nominee	Voting For	Withholding Authority	Percent For
Ernest G. Burgess	7,450,070	13,183	99.82%
W. Andrew Adams	7,344,922	118,331	98.41%

PROPOSAL NO. 2. Non-binding ratification of the use of Arthur Andersen LLP as the Company's independent accountants for the fiscal year 2002, at the election of the Board.

Voting For	Voting Against	Abstaining	Percent For
7,166,701	261,649	106,113	96.03%

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits - none

(b) Reports on Form 8-K - none required

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date May 10, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date May 10, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer