Form 10-Q
period 2002-06-30
NATIONAL HEALTH REALTY INC
filed 2002-08-08
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2002	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its Charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

9,570,323 shares of common stock were outstanding as of July 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2002	2001
	(unaudited)
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,206
Buildings and improvements	157,049	158,049
	177,255	178,255
Less accumulated depreciation	(31,622)	(28,219)
Real estate properties, net	145,633	150,036

Mortgage and other notes receivable	77,590	79,518
Interest and rent receivable	412	423
Cash and cash equivalents	4,962	4,436
Deferred costs and other assets	350	574
Total Assets	$228,947	$234,987

LIABILITIES
Debt	$ 91,239	$ 96,314
Minority interest in consolidated subsidiaries	14,847	15,027
Accounts payable and other accrued expenses	982	939
Accrued interest	32	52
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deposit on real estate properties sold	1,102	498
Total Liabilities	111,788	116,416

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,570,323 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	38,815	33,863
Cumulative dividends	(57,076)	(50,712)
Total Stockholders' Equity	117,159	118,571
Total Liabilities and Stockholders' Equity	$228,947	$234,987

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2001 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,178	$ 4,104	$ 8,411	$ 8,176
Mortgage interest income	1,935	2,057	3,866	4,137
Investment interest and other income	12	27	25	51
	6,125	6,188	12,302	12,364
EXPENSES:
Interest	823	1,602	1,695	3,694
Depreciation of real estate	1,702	1,847	3,403	3,699
Amortization and write-off of loan costs	223	13	235	25
Realty loss	---	---	1,000	---
General and administrative	204	232	389	447
	2,952	3,694	6,722	7,865

INCOME BEFORE MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	3,173	2,494	5,580	4,499

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES	358	281	628	507

NET INCOME	$ 2,815	$ 2,213	$ 4,952	$ 3,992

NET INCOME PER COMMON SHARE:
Basic	$ .29	$ .23	$ .52	$ .42
Diluted	$ .29	$ .23	$ .51	$ .41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,570,323	9,570,323	9,570,323
Diluted	9,790,054	9,674,121	9,783,801	9,641,024

Common dividends per share declared	$ .3325	$ .3325	$ .6650	$ .6650

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,952	$ 3,992
Depreciation of real estate	3,403	3,699
Realty losses	1,000	---
Amortization and write-off of loan costs	235	25
Minority interest in consolidated subsidiaries	628	507
Decrease in interest and rent receivable	11	177
Increase in other assets	(11)	(101)
Increase in accounts payable and accrued liabilities	23	91
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,241	8,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	---	(46)
Increase in deposit on real estate properties sold	604	267
Collection of mortgage notes receivable	1,928	2,197
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,532	2,418

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(5,075)	(2,739)
Dividends paid to stockholders	(6,364)	(6,364)
Distributions paid to partners	(808)	(810)
NET CASH USED IN FINANCING ACTIVITIES	(12,247)	(9,913)

INCREASE IN CASH AND CASH EQUIVALENTS	526	895
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,436	2,533
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,962	$ 3,428

Supplemental Information:
Cash payments for interest expense	$ 1,715	$ 3,627

During the six months ended June 30, 2001, NHR acquired property and equipment in exchange for its rights under first mortgage revenue bonds
First mortgage revenue bonds	$ ---	$ (1,630)
Building and improvements	$ ---	$ 1,630

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(dollars in thousands)
(unaudited)

	Cumulative Convertible				Capital in			Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Equity

BALANCE AT 12/31/01	---	$ ---	9,570,323	$ 96	$135,324	$ 33,863	$(50,712)	$118,571
Net income	---	---	---	---	---	4,952	---	4,952
Dividends to common share-
holders ($.6650 per share)	---	---	---	---	---	---	(6,364)	(6,364)

BALANCE AT 6/30/02	---	$ ---	9,570,323	$ 96	$135,324	$ 38,815	$(57,076)	$117,159

BALANCE AT 12/31/00	---	$ ---	9,570,323	$ 96	$135,324	$ 24,986	$(37,984)	$122,422
Net income	---	---	---	---	---	3,992	---	3,992
Dividends to common share-
holders ($.6650 per share)	---	---	---	-	---	---	(6,364)	(6,364)

BALANCE AT 6/30/01	---	$ ---	9,570,323	$ 96	$135,324	$ 28,978	$(44,348)	$120,050

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2002	2001	2002	2001
BASIC:
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,570,323
Net income available to common stockholders	$2,815,000	$2,213,000	$4,952,000	$3,992,000

Net income per common share	$ .29	$ .23	$ .52	$ .42

DILUTED:
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,570,323
Stock options	219,731	103,798	213,478	70,701
Average common shares outstanding	9,790,054	9,674,121	9,783,801	9,641,024

Net income available to common stockholders	$2,815,000	$2,213,000	$4,952,000	$3,992,000

Net income per common share	$ .29	$ .23	$ .51	$ .41

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES:`

At June 30, 2002, NHR is no longer obligated to issue 15,000 shares of our common stock related to stock options (the NHC Options) originally issued by National HealthCare Corporation (NHC). Rights to exercise the NHC Options have expired.

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

We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we continue to qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

NOTE 4. MORTGAGE NOTES RECEIVABLE CONTINGENCIES:

Approximately $56,025,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. FCC has requested payoff information on these loans several times. Although we are uncertain prepayment will occur, if FCC does prepay, we will apply some or all of the proceeds against our bank term loan. Our existing line of credit requires that 60% of any prepayment be used to reduce bank debt. In the event that we use the proceeds from any prepayments to pay down existing debt, it will result in a reduction of revenues and cash flow and funds available to pay dividends.

Effective July 31, 1999, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. We have learned that IHS is attempting to reject its FCC leases, which attempt is being contested by FCC. As of June 30, 2002, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $23,608,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $19,815,000 at December 31, 2001, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

NOTE 5. DISPOSITION OF REAL ESTATE:

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $1,102,000 as of June 30, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the first quarter of 2002, we concluded that based on our SFAS 144 impairment analysis and on certain events, these real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

NOTE 6. DEBT:

Our bank term loan and fully drawn revolving line of credit (principal balance outstanding at June 30, 2002 of $85,625,000) matures on December 31, 2002. We plan to retire the bank term loan with proceeds from the refinancing of certain assets through a combination of borrowing using first mortgage notes with community banks, insurance companies and existing lenders, the sale or prepayment of certain mortgages receivable and the issuance of new debt or equity. We are also continuing to have discussions with the existing bank regarding possible extensions to the bank term loan. It does not currently appear that HUD programs are available for this refinancing. During the second quarter of 2002, we received a letter of denial from HUD which caused us to write-off $210,000 of loan costs that had been previously capitalized. The inability to obtain adequate refinancing prior to December 31, 2002 may have a material adverse effect on our financial position, results of operations, cash flows and funds available to pay dividends.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 45 first and second mortgage promissory notes with principal balances totaling $77,590,000 (the Notes) at June 30, 2002 and secured by the real property of health care facilities.

Competitive Restrictions-

We have an Advisory Services Agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 82 long-term care health care facilities with 10,499 beds in 11 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason or (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact new business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon our capacities as landlord and note holder of those certain assets we currently hold.

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

Valuations of and Impairments to Our Investments

Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been proposed for the next fiscal year of the federal government. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have affected some of our lessees and mortgagees. Based on events occurring during the first quarter of 2002, we determined that impairment of certain of our investments had occurred.

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

CAPITAL RESOURCES AND LIQUIDITY

Our bank term loan (principal balance outstanding at June 30, 2002 of $65,625,000) and our fully drawn revolving line of credit (principal balance at June 30, 2002 of $20,000,000) both mature on December 31, 2002. We plan to obtain proceeds from the refinancing of certain assets through a combination of borrowing using first mortgage notes with community banks, insurance companies and existing lenders, the sale or prepayment of certain mortgages receivable and the issuance of new debt or equity. We are also continuing to have discussions with the existing bank regarding possible extensions to the bank term loan. The HUD programs are not available for this refinancing. During the second quarter of 2002, we received a letter of denial from HUD which caused us to write-off $210,000 of loan costs that had been previously capitalized. The inability to obtain adequate refinancing prior to December 31, 2002 would have a material adverse effect on our financial position, results of operations, cash flows and funds available to pay dividends.

At quarter end, NHR's long-term debt as a percentage of total liabilities and capital was 39.9%. We expect our cash on hand, our operating and investing cash flows, and, as necessary, our borrowing capacity including the extending of existing letters of credit to be adequate to repay borrowings at or prior to their maturity, and to make dividend payments to shareholders adequate to meet the REIT requirements.

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

The leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five-year renewal terms.

FCC Notes Receivable-

Of the $77,590,000 of first mortgage and other notes receivable, approximately $56,025,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. FCC has requested payoff information on these loans several times, and we believe they are attempting to refinance these loans through other parties. Although we are uncertain if prepayment will occur, if FCC is successful, we will apply some or all of the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing line of credit requires that 60% of any prepayment be used to reduce bank debt. In the event that we use the money to pay down existing debt, it will result in a reduction of revenues and cash flow and funds available to pay dividends.

Effective July 31, 1999, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). The ability of FCC to service the mortgage notes held by NHR is dependent on IHS's ability to make its lease payments to FCC. On February 2, 2000, IHS filed for bankruptcy protection. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to NHR. We have learned that IHS is attempting to reject a number of its FCC leases, which attempt is being contested by FCC. As of June 30, 2002, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $23,608,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $19,815,000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Disposition of Real Estate-

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $1,102,000 as of June 30, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the first quarter of 2002, we concluded that based on our SFAS 144 impairment analysis and on certain events, these real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

Sources and Uses of Funds-

Our leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 2002 in the amount of $10,241,000 compared to $8,390,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The increase is due primarily to increased net income after adding back the provision for loan losses.

Cash flows provided by investing activities during the first six months of 2002 included no purchases of property and equipment compared to $46,000 for these purchases in the prior period. Cash collected as deposits on real estate properties sold totaled $604,000 in the current six month period compared to $267,000 in the prior period. Also, cash was provided by net collections on mortgage notes receivable of $1,928,000 during the six months ended June 30, 2002 compared to $2,197,000 in the prior period.

Cash flows used in financing activities included payments on long-term debt of $5,075,000 ($2,739,000 last year), payments for dividends to stockholders of $6,364,000 ($6,364,000 last year), and payments for cash distributions to partners of $808,000 ($810,000 last year).

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

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net income for the three months ended June 30, 2002 is $2,815,000 versus $2,213,000 for the same period in 2001, an increase of 27.2%. Diluted earnings per common share is 29 cents in the 2002 period, compared to 23 cents in the 2001 period.

Total revenues for the three months ended June 30, 2002 decreased $63,000 to $6,125,000 from $6,188,000 for the three months ended June 30, 2001. Revenues from rental income increased $74,000 or 1.8% when compared to the same period in 2001. Revenues from mortgage interest decreased $122,000 or 5.9% in 2002 as compared to the same period in 2001.

The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from the decreased principal amount of mortgage notes receivable due to receipt of monthly payments.

Total expenses for the 2002 three month period decreased $742,000 or 20.1% to $2,952,000 from $3,694,000 for the 2001 three month period. Interest expense decreased $779,000 or 48.6% in the 2002 three month period as compared to the 2001 period. Amortization and write-off of loan costs increased $210,000. Depreciation of real estate decreased $145,000 or 7.9%. General and administrative costs decreased $28,000 or 12.1%.

Interest expense decreased primarily due to decreased rates of interest on variable rate debt and secondarily due to principal payments on long-term debt.

Amortization and write-off of loan costs increased due to the write-off of $210,000 of HUD loan costs after receiving a denial letter.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net income for the six months ended June 30, 2002 is $4,952,000 versus $3,992,000 for the same period in 2001, an increase of 24.0%. Diluted earnings per common share is 51 cents in the 2002 period, compared to 41 cents in the 2001 period.

Total revenues for the six months ended June 30, 2002 decreased $62,000 to $12,302,000 from $12,364,000 for the six months ended June 30, 2001. Revenues from rental income increased $235,000 or 2.9% when compared to the same period in 2001. Revenues from mortgage interest decreased $271,000 or 6.6% in 2002 as compared to the same period in 2001.

The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to receipt of monthly payments.

Total expenses for the 2002 six month period decreased $1,143,000 or 14.5% to $6,722,000 from $7,865,000 for the 2001 six month period. Interest expense decreased $1,999,000 or 54.1% to $1,695,000 in the 2002 six month period as compared to $3,694,000 in the 2001 period. Depreciation of real estate decreased $296,000 or 8.0% to $3,403,000. Amortization and write-off of loan costs increased $210,000. Realty loss this year was $1,000,000 for the write-down of the real estate of our Indiana properties. General and administrative costs decreased $58,000 or 13.0% to $389,000.

Interest expense decreased primarily due to decreased rates of interest on variable rate debt and, to a lesser extent, due to payments of principal on long-term debt.

Amortization and write-off of loan costs increased due to the write-off of $210,000 of HUD loan costs after receiving a denial letter.

During the six months ended June 20, 2002, we concluded that based on our SFAS 144 impairment analysis and on certain events, these real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

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

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes are leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. The ability of FCC to service the mortgage notes held by us is initially dependent on IHS's ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or release these facilities. IHS's financial condition also may negatively impact FCC's ability to refinance approximately $19,815,000 of first mortgage debt superior to our second mortgage notes of $23,608,000. The financial status of IHS could have a material adverse impact on the financial position, results of operations and cash flows of FCC and FCC's resultant ability to service its debt to us. All FCC note payments are current as of June 30, 2002.

Please refer also to Note 4 to the Interim Condensed Consolidated Financial Statements for a discussion of the possible prepayment of the FCC notes.

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
  the ability to pay when due or refinance certain debt obligations maturing within the next six months;
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

As of June 30, 2002, $85,625,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $278,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $278,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

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

(a) List of exhibits - none

(b) Reports on Form 8-K - Form 8-K - Filed July 2, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date August 8, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date August 8, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer