Form 10-Q
period 2002-09-30
NATIONAL HEALTH REALTY INC
filed 2002-11-14
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended September 30, 2002	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its Charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

9,570,323 shares of common stock were outstanding as of October 31, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2002	2001
	(unaudited)
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,206
Buildings and improvements	157,049	158,049
	177,255	178,255
Less accumulated depreciation	(33,323)	(28,219)
Real estate properties, net	143,932	150,036

Mortgage and other notes receivable	76,845	79,518
Interest and rent receivable	546	423
Cash and cash equivalents	3,313	4,436
Marketable securities	3,431	---
Deferred costs and other assets	287	574
Total Assets	$228,354	$234,987

LIABILITIES
Debt	$ 90,302	$ 96,314
Minority interest in consolidated subsidiaries	14,840	15,027
Accounts payable and other accrued expenses	1,032	939
Accrued interest	64	52
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deposit on real estate properties sold	1,462	498
Total Liabilities	111,286	116,416

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,570,323 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	41,958	33,863
Cumulative dividends	(60,258)	(50,712)
Unrealized losses on marketable securities	(52)	---
Total Stockholders' Equity	117,068	118,571
Total Liabilities and Stockholders' Equity	$228,354	$234,987

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2001 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,234	$ 4,105	$ 12,645	$ 12,281
Mortgage interest income	1,940	2,042	5,806	6,179
Investment interest and other income	109	23	134	74
	6,283	6,170	18,585	18,534
EXPENSES:
Interest	814	1,327	2,509	5,021
Depreciation of real estate	1,701	1,847	5,104	5,546
Amortization and write-off of loan costs	12	12	247	37
Realty losses	---	---	1,000	---
General and administrative	215	219	604	666
	2,742	3,405	9,464	11,270

INCOME BEFORE MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	3,541	2,765	9,121	7,264

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES	398	312	1,026	819

NET INCOME	$ 3,143	$ 2,453	$ 8,095	$ 6,445

NET INCOME PER COMMON SHARE:
Basic	$ .33	$ .26	$ .85	$ .67
Diluted	$ .32	$ .25	$ .83	$ .67

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,570,323	9,570,323	9,570,323
Diluted	9,771,682	9,738,779	9,779,761	9,673,609

Common dividends per share declared	$ .3325	$ .3325	$ .9975	$ .9975

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2002	2001
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,095	$ 6,445
Depreciation of real estate	5,104	5,546
Realty losses	1,000	---
Amortization and write-off of loan costs	247	37
Minority interest in consolidated subsidiaries	1,026	819
(Increase) decrease in interest and rent receivable	(123)	80
(Increase) decrease in other assets	39	(93)
Increase in accounts payable and accrued liabilities	105	125
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,493	12,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	---	(46)
Increase in deposit on real estate properties sold	964	807
Purchase of marketable securities	(3,483)	---
Collection of mortgage notes receivable	2,673	2,795
NET CASH PROVIDED BY INVESTING ACTIVITIES	154	3,556

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(6,012)	(3,676)
Dividends paid to stockholders	(9,546)	(9,546)
Distributions paid to partners	(1,212)	(1,215)
NET CASH USED IN FINANCING ACTIVITIES	(16,770)	(14,437)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,123)	2,078
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,436	2,533
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 3,313	$ 4,611

Supplemental Information:
Cash payments for interest expense	$ 2,497	$ 4,974

During the nine months ended September 30, 2001, NHR acquired property and equipment in exchange for its rights under first mortgage revenue bonds
First mortgage revenue bonds	$ ---	$ (1,630)
Building and improvements	$ ---	$ 1,630

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(dollars in thousands)
(unaudited)

	Cumulative Convertible				Capital in			Unrealized losses	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/01	---	$ ---	9,570,323	$ 96	$135,324	$ 33,863	$(50,712)	$ ---	$118,571
Net income	---	---	---	---	---	8,095	---	---	8,095
Unrealized losses on market-
able securities, net	---	---	---	---	---	---	---	(52)	(52)
Total comprehensive income									8,043

Dividends to common share-
holders ($.9975 per share)	---	---	---	---	---	---	(9,546)	---	(9,546)

BALANCE AT 9/30/02	---	$ ---	9,570,323	$ 96	$135,324	$ 41,958	$(60,258)	$ (52)	$117,068

BALANCE AT 12/31/00	---	$ ---	9,570,323	$ 96	$135,324	$ 24,986	$(37,984)	---	$122,422
Net income	---	---	---	---	---	6,445	---	---	6,445
Dividends to common share-
holders ($.9975 per share)	---	---	---	-	---	---	(9,546)	---	(9,546)

BALANCE AT 9/30/01	---	$ ---	9,570,323	$ 96	$135,324	$ 31,431	$(47,530)	$ ---	$119,321

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2002	2001	2002	2001
BASIC:
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,570,323
Net income available to common stockholders	$3,143,000	$2,453,000	$8,095,000	$6,445,000

Net income per common share	$ .33	$ .26	$ .85	$ .67

DILUTED:
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,570,323
Stock options	201,359	168,456	209,438	103,286
Average common shares outstanding	9,771,682	9,738,779	9,779,761	9,673,609

Net income available to common stockholders	$3,143,000	$2,453,000	$8,095,000	$6,445,000

Net income per common share	$ .32	$ .25	$ .83	$ .67

NOTE 3. INVESTMENT IN MARKETABLE SECURITIES:

On September 17, 2002, NHR purchased 225,000 shares of National Health Investors, Inc. common stock for approximately $3,483,000. At September 30, 2002, the fair value of the shares is $3,431,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

NOTE 4. COMMITMENTS, CONTINGENCIES AND GUARANTEES:`

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

We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Code of 1986, as amended (the Code) and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we continue to qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

NOTE 5. MORTGAGE NOTES RECEIVABLE CONTINGENCIES:

Approximately $55,503,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. FCC has requested payoff information on these loans several times. Although we are uncertain if prepayment will occur, if FCC does prepay, we will apply some or all of the proceeds against our bank term loan. Our existing line of credit requires that 60% of any prepayment be used to reduce bank debt. In the event that we use the proceeds from any prepayments to pay down existing debt, it will result in a reduction of revenues and cash flow and funds available to pay dividends.

Between July 31, 1999 and June 28, 2002, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). On February 2, 2000, IHS filed for bankruptcy protection. IHS negotiated an early termination of its leases effective June 20, 2002. FCC has re-leased the 14 centers to separate affiliates of Schwartzburg of New York, a multi-state privately owned health care company. As of September 30, 2002, FCC has made all required payments to NHR under the terms of the note agreements. The ability of FCC to service the mortgage notes held by NHR is dependent on the lessee's ability to make its lease payments to FCC.

Approximately $23,404,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $19,815,000 at December 31, 2001, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

NOTE 6. DISPOSITION OF REAL ESTATE:

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $1,462,000 as of September 30, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During the first quarter of 2002, we concluded that based on our Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) impairment analysis and on certain events, these real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

NOTE 7. DEBT:

Our bank term loan and fully drawn revolving line of credit (principal balance outstanding at September 30, 2002 of $84,688,000) matures on December 31, 2002. We are currently in discussions with our lenders about a plan to reduce the balance of the loan to $75,000,000 and extend the balance until December 31, 2003 with our existing lenders. The amount needed to reduce the bank loan to $75,000,000 on December 31, 2002 is expected to come from the repayment of certain mortgages owed by NHC to NHR. Although we are guardedly optimistic of our ability to extend this loan one year, the inability to obtain adequate refinancing prior to December 31, 2002 may have a material adverse effect on our financial position, results of operations, cash flows and funds available to pay dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 45 first and second mortgage promissory notes with principal balances totaling $76,845,000 (the Notes) at September 30, 2002 and secured by the real property of health care facilities.

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

Valuations of and Impairments to Our Investments

Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been imposed effective October 1, 2002. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have affected some of our lessees and mortgagees. Based on events occurring during the first quarter of 2002, we determined that impairment of certain of our investments had occurred.

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

CAPITAL RESOURCES AND LIQUIDITY

Our bank term loan (principal balance outstanding at September 30, 2002 of $64,688,000) and our fully drawn revolving line of credit (principal balance at September 30, 2002 of $20,000,000) both mature on December 31, 2002. We are currently indiscussions with our lenders about a plan to reduce the balance of the loan to $75,000,000 and extend the balance until December 31, 2003 with our existing lenders. The amount needed to reduce the bank loan to $75,000,000 on December 31, 2002 is expected to come from the repayment of certain mortgages owed by NHC to NHR. Although we are guardedly optimistic of our ability to extend this loan one year, the inability to obtain adequate refinancing prior to December 31, 2002 may have a material adverse effect on our financial position, results of operations, cash flows and funds available to pay dividends.

At quarter end, NHR's long-term debt as a percentage of total liabilities and capital was 39.5%. We expect our cash on hand, our operating and investing cash flows, and, as necessary, our borrowing capacity including the extending of existing letters of credit to be adequate to repay borrowings at or prior to their maturity, and to make dividend payments to shareholders adequate to meet the REIT requirements.

NHR leases 23 health care facilities to various lessees: 14 properties are leased to NHC, and effective October 1, 2000, nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC.

The properties that were previously leased to Health Services Management of Indiana, LLC (HSMI) were sold to HSMI effective January 1, 2001. The sale, however, is not recorded and NHR continues to carry these properties on its balance sheet and to charge depreciation expense in accordance with Statement of Financial Accounting Standards No. 66 "Accounting for Sales of Real Estate", (SFAS 66), as more fully described in Note 6 to the financial statements.

With respect to the nine properties leased to separate lessees, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR. Lease payments made to NHR from the new lessees are credited against NHC's overall rent obligation. Through September 30, 2002, the lease obligations related to the nine properties have been paid by the separate lessees, and NHC has not been called upon to make lease payments.

The leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five-year renewal terms.

FCC Notes Receivable-

Of the $76,845,000 of first mortgage and other notes receivable, approximately $55,503,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. FCC has requested payoff information on these loans several times, and we believe they are attempting to refinance these loans through other parties. Although we are uncertain if prepayment will occur, if FCC is successful, we will apply some or all of the proceeds against our bank term loan. Our existing line of credit requires that 60% of any prepayment be used to reduce bank debt. In the event that we use the money to pay down existing debt, it will result in a reduction of revenues and cash flow and funds available to pay dividends.

Between July 31, 1999 and June 28, 2002, the 14 FCC centers were leased and operated by Integrated Health Systems, Inc. (IHS). On February 2, 2000, IHS filed for bankruptcy protection. IHS negotiated an early termination of its leases effective June 28, 2002. FCC has re-leased the 14 centers to separate affiliates of Schwartzburg of New York, a multi-state privately owned health care company. As of September 30, 2002, FCC has made all required payments to NHR under the terms of the note agreements. The ability of FCC to service the mortgage notes held by NHR is dependent on the lessee's ability to make its lease payments to FCC.

Approximately $23,404,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $19,815,000, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Disposition of Real Estate-

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $1,462,000 as of September 30, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

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

Sources and Uses of Funds-

Our leasing and mortgage services generated net cash from operating activities during the nine months ended September 30, 2002 in the amount of $15,493,000 compared to $12,959,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The increase is due primarily to increased net income resulting from lower interest expense and after adding back the provision for realty losses.

Cash flows provided by investing activities during the first nine months of 2002 included no purchases of property and equipment compared to $46,000 for these purchases in the prior period. Cash collected as deposits on real estate properties sold totaled $964,000 in the current nine month period compared to $807,000 in the prior period. Also, cash was provided by net collections on mortgage notes receivable of $2,673,000 during the nine months ended September 30, 2002 compared to $2,795,000 in the prior period. During the nine months ended September 20, 2002, cash was used to invest in marketable securities in the amount of $3,483,000 compared to no investment in the prior period.

Cash flows used in financing activities included payments on long-term debt of $6,012,000 ($3,676,000 last year), payments for dividends to stockholders of $9,546,000 ($9,546,000 last year), and payments for cash distributions to partners of $1,212,000 ($1,215,000 last year).

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

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net income for the three months ended September 30, 2002 is $3,143,000 versus $2,453,000 for the same period in 2001, an increase of 28.1%. Diluted earnings per common share is 32 cents in the 2002 period, compared to 25 cents in the 2001 period.

Total revenues for the three months ended September 30, 2002 increased $113,000 to $6,283,000 from $6,170,000 for the three months ended September 30, 2001. Revenues from rental income increased $129,000 or 3.1% when compared to the same period in 2001. Revenues from mortgage interest decreased $102,000 or 5.0% in 2002 as compared to the same period in 2001. Investment interest and other income increased $86,000 or 373.9% when compared to the same period in 2001.

The increase in rental income is due primarily to the recognition of percentage rent. The decrease in mortgage interest income resulted primarily from the decreased principal amount of mortgage notes receivable due to receipt of monthly payments. The increase in investment interest and other income is due primarily to $79,000 of dividend income resulting from investments in marketable securities during the third quarter.

Total expenses for the 2002 three month period decreased $663,000 or 19.5% to $2,742,000 from $3,405,000 for the 2001 three month period. Interest expense decreased $513,000 or 38.7% in the 2002 three month period as compared to the 2001 period. Depreciation of real estate decreased $146,000 or 7.9%. General and administrative costs decreased $4,000 or 1.8%.

Interest expense decreased primarily due to decreased rates of interest on variable rate debt and secondarily due to principal payments on long-term debt.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net income for the nine months ended September 30, 2002 is $8,095,000 versus $6,445,000 for the same period in 2001, an increase of 25.6%. Diluted earnings per common share is 83 cents in the 2002 period, compared to 67 cents in the 2001 period.

Total revenues for the nine months ended September 30, 2002 increased $51,000 to $18,585,000 from $18,534,000 for the nine months ended September 30, 2001. Revenues from rental income increased $364,000 or 3.0% when compared to the same period in 2001. Revenues from mortgage interest decreased $373,000 or 6.0% in 2002 as compared to the same period in 2001. Investment interest and other income increased $60,000 or 81.1% compared to the same period in 2001.

The increase in rental income is due primarily to the recognition of percentage rent and due to the third quarter receipt of $58,000 of past due rent receivable from a prior year. The decrease in mortgage interest income resulted primarily from decreased mortgage notes receivable due to receipt of monthly payments. The increase in investment interest and other income is due primarily to $79,000 of third quarter dividend income resulting from investments in marketable securities.

Total expenses for the 2002 nine month period decreased $1,806,000 or 16.0% to $9,464,000 from $11,270,000 for the 2001 nine month period. Interest expense decreased $2,512,000 or 50.0% to $2,509,000 in the 2002 nine month period as compared to $5,021,000 in the 2001 period. Depreciation of real estate decreased $442,000 or 8.0% to $5,104,000. Amortization and write-off of loan costs increased $210,000. Realty loss this year was $1,000,000 for the write-down of the real estate of our Indiana properties. General and administrative costs decreased $62,000 or 9.3% to $604,000.

Interest expense decreased primarily due to decreased rates of interest on variable rate debt and, to a lesser extent, due to payments of principal on long-term debt.

Amortization and write-off of loan costs increased primarily due to the second quarter write-off of $210,000 of HUD loan costs after receiving a denial letter from HUD.

During the nine months ended September 20, 2002, we concluded that based on our SFAS 144 impairment analysis and on certain events, certain real estate properties required a write-down in the carry amount of $1 million. We believe that the carrying amount of these assets of $9,394,000, after the above write-down, is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events are known.

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

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes are leased by FCC to Schwartzberg of New York (SNW). The ability of FCC to service the mortgage notes held by us is initially dependent on SNW's ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or release these facilities. All FCC note payments are current as of September 30, 2002.

Please refer also to Note 5 to the Interim Condensed Consolidated Financial Statements for a discussion of the possible prepayment of the FCC notes.

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

As of September 30, 2002, $84,687,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $265,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $265,000.

The remaining $5,615,000 of our long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits - none

(b) Reports on Form 8-K - Form 8-K - Filed August 23, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date November 13, 2002	/s/ Richard F. LaRoche, Jr.
Richard F. LaRoche, Jr.
Secretary

Date November 13, 2002	/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller

CERTIFICATION

I, W. Andrew Adams, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Health Realty, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

CERTIFICATION

I, Donald K. Daniel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of National Health Realty, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer