Form 10-K
period 2002-12-31
NATIONAL HEALTH REALTY INC
filed 2003-03-07
CIK 1047334

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant is an accelerated filer. Yes X No

The aggregate market value of voting stock held by nonaffiliates of the registrant was $103,917,534 as of February
18, 2003. The number of shares of Common Stock outstanding as of February 1, 2003 was 9,570,323.

PART 1

ITEM 1

BUSINESS

General

National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) currently owns 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We additionally own first and second mortgage secured promissory notes with an outstanding balance of $65.6 million (the Notes) originally acquired on December 31, 1997 from our then sole owner National HealthCare L.P. NHR leases the Healthcare Facilities (the Leases) to National HealthCare Corporation (NHC), a successor by merger to National HealthCare L.P. The Leases covering the Healthcare Facilities are "triple net" leases. NHR's revenues are derived primarily from the interest and principal payments on the Notes and from rent payments, primarily from NHC, under the Leases.

Thirty of the Notes (representing approximately $45.1 million in principal amount and collateralized with 12 nursing facilities) are due from Florida Convalescent Centers, Inc. or an affiliate (FCC). Approximately $23.2 million of these notes are second mortgages behind approximately $18.7 million in first mortgage tax exempt debt held by third parties. The $18.7 million first mortgage tax exempt debt is additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. These 12 nursing facilities were managed by NHC through July 31, 1999. Since August 1, 1999, the 12 centers have been leased by FCC to third parties: first to Integrated Health Services, Inc. (IHS) a publicly owned long term care company which filed for bankruptcy on February 2, 2000 and since the second quarter of 2002 to Schwartzberg Associates, a private multi-state long-term care company. The FCC Notes remaining outstanding bear interest at 10.25% and are due in 2004. In December 2002, two of the FCC Notes were sold at par and with a right of repurchase and contingent purchase requirement.

The remaining Notes are secured by nursing facilities and separate makers and guarantors. During 2000, we foreclosed on two of the Notes and obtained title to four nursing facilities. One of these facilities was closed and the remaining three were sold effective January 1, 2001 to a third party for the outstanding balance of the original notes on the four properties at the same rate of interest. The purchaser paid no down payment, and we are reporting all current payments as a deposit until an adequate amount is collected to recognize the sale. During this time, the assets of the properties will remain as assets on our balance sheet and depreciated as if they are owned by us. In December 2002, one of the other remaining Notes was sold at par and with a right to repurchase and contingent purchase requirement.

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

Credit Facility

Our credit facility of $95 million matured in December 2002, but was extended for another one year term upon the December, 2002, payment to the credit facility group of $26.5 million. The extended credit facility bears interest at variable rates, currently at the Eurodollar rate plus 2.95% (4.3688% at December 31, 2002). Of the $26.5 million in principal repaid, $10.6 million was obtained by the prepayment of that amount of first mortgage debt owed to us by NHC, and $15.7 million by the sale of three mortgage note receivables to National Health Investors, Inc. (NHI). These notes were sold at par, but with NHR maintaining a right to repurchase the notes at par after July 1, 2003 and NHI maintaining the right to put the notes to NHR at par beginning January 2, 2004, either on thirty (30) days notice.

Investment and Other Policies of NHR

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

Advisory Agreement. We have contracted for our management with NHC. The NHR Advisory Agreement provides that we will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. For its services, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 2002 was $493,000. Either party may terminate the Advisory Agreement on 90 days notice.

Objectives and Policies. We were organized to own the Healthcare Facilities and Notes. Because of the competitive restrictions contained in the Advisory Agreement, we do not currently intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments. We expect to continue to engage in transactions with NHC, but do not anticipate purchasing from, leasing to or financing other operations. Subject to the Advisory Agreement, the Board of Directors may alter our investment policies if they determine that such a change is in the best interests of the Company and our stockholders. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

NHC Master Agreement to Lease

The Master Agreement to Lease (the "Master Agreement") with NHC regarding the Health Care Facilities sets forth terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2007 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an "all or nothing" basis. During the initial term and the first renewal term (if applicable), NHC is obligated to pay annual base rent plus additional rent described below. During the second renewal term, NHC is required to pay annual base rent based on the then fair market rental of the leased property as negotiated at that time between NHC and NHR. In addition, in each year after 1999, NHC was originally obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHC leased Health Care Facility in such later year exceeds the gross revenues of such Health Care Facility in 1999. However, effective January 1, 2000, NHR and NHC amended the terms of the Master Agreement as it relates to percentage rent. Under the terms of the amended agreement, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHC leased health care facility in such later quarter exceeds the gross revenues of such health care facility in the applicable quarter of 1999. NHR recognized $805,000 of percentage rent from NHC during 2002.

The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, and other charges relating to the ownership and operation of the Health Care Facilities). NHC is also obligated to indemnify and hold harmless NHR from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against, all costs related to any release, discovery, cleanup and removal of hazardous substances or materials on, or other environmental responsibility with respect to the Health Care Facilities.

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

Indiana Properties

During 2000, we obtained title by foreclosure to four properties on which we previously had mortgage notes receivable. We immediately entered into new leases for three of the facilities, but the fourth facility was closed. Effective January 1, 2001 the three facilities were sold to Health Services Management of Indiana, LLC (HSMI). We account for the transaction under the deposit method in accordance with the provisions of SFAS 66. Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which totals $1,822,000 as of December 31, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method. The principal officer of the entity that currently owns the three properties obtained through foreclosure was also the principal officer of the company which owned the properties prior to the foreclosure.

Advisory Agreement

We entered into the Advisory Agreement with NHC as "Advisor" under which NHC provides management and advisory services to us during the term of the Advisory Agreement. We believe the Advisory Agreement benefits us by providing us access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by our Board of Directors. The Advisory Agreement is for a stated term expiring December 31, 2003 and thereafter from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 2002, 2001 and 2000 was $492,000, $504,000 and $503,000, respectively.

Pursuant to the Advisory Agreement, NHC manages our day-to-day affairs and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us. The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHR including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC. Of our executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams, Ms. Charlotte A. Swafford and Mr. Donald K. Daniel are employees of NHC; Mr. LaRoche was an employee until his retirement from management responsibilities in May 2002. All of their renumeration and employment costs are paid by NHC, although a portion may be allocated for their services to NHR.

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

Investor Information

We maintain a worldwide web site at www.nationalhealthrealty.com. We publish to this web site our 10-Q's, this 10-K, Form 8-K, and press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing on the web site within two (2) business days of public release or SEC filing.

We also maintain the following documents on the web site, all of which we hereby incorporate herein by reference as though copied verbatim:

The NHR Code of Ethics and Standards of Conduct.

The NHR Restated Audit Committee Charter.

ITEM 2

PROPERTIES

Healthcare Facilities

The following table includes certain information regarding Healthcare Facilities which are owned and leased:

			Net Book	Base
		No. of	Value at	Annual
Name of Facility	Location	Beds	Dec. 31, 2002	Rent (1)
Long-Term Care Centers
The Aristocrat	Naples, FL	60	$ 4,410,707	$ 96,000
NHC HealthCare, Clinton	Clinton, SC	131	2,657,262	645,266
The Health Center at Coconut Creek	Coconut Creek, FL	120	8,567,362	775,000
The Health Center of Daytona Beach	Daytona Beach, FL	60	5,021,181	380,000
NHC HealthCare, Farragut	Farragut, TN	60	6,748,471	625,116
NHC HealthCare, Garden City	Murrells Inlet, SC	88	4,179,041	626,530
NHC HealthCare, Greenville	Greenville, SC	176	3,887,000	1,157,654
NHC HealthCare, Lexington	Lexington, SC	120	5,140,898	810,400
NHC HealthCare, Mauldin	Mauldin, SC	120	6,589,213	489,330
AdamsPlace	Murfreesboro, TN	60	4,623,389	527,383
The Imperial Health Care Center	Naples, FL	113	4,995,554	570,000
NHC HealthCare, North Augusta	North Augusta, SC	132	3,729,419	1,010,050
The Health Center of Windermere	Orlando, FL	120	6,512,670	535,000
NHC HealthCare, Parklane	Columbia, SC	120	6,220,655	735,676
Charlotte Harbor Health Care Center	Port Charlotte, FL	180	6,725,019	1,010,000
NHC HealthCare, West Plains	West Plains, MO	120	2,858,853	625,571

Assisted Living Facilities
The Place at Vero Beach	Vero Beach, FL	84	8,340,461	1,187,000
NHC Place/Anniston	Anniston, AL	68	4,232,968	321,374
AdamsPlace	Murfreesboro, TN	84	4,902,529	52,620
The Place at Merritt Island	Merritt Island, FL	84	6,105,158	765,000
The Place at Stuart	Stuart, FL	84	5,465,541	751,000
NHC Place/Farragut	Farragut, TN	84	6,948,309	211,012

Retirement Center
AdamsPlace	Murfreesboro, TN	58	14,237,063	1,497,540

(1) Additional rent equal to three percent (3%) of the increase in gross revenues (calculated on a quarterly basis) of the HealthCare Facilities commenced in 2000. All leases are triple net leases.

The following table includes certain information regarding Healthcare Facilities accounted for under the deposit method in accordance with the provisions of SFAS 66:

			Net Book	Base
		No. of	Value at	Annual
Name of Facility	Location	Beds	Dec. 31, 2002	Rent (2)
Long-Term Care Centers

Brownsburg Health Care Center(2)	Brownsburg, IN	178	2,531,963	---
Castleton Health Care Center(2)	Indianapolis, IN	120	1,185,285	---
Ladoga Health Care Center(1), (2)	Ladoga, IN	0	500,000	---
Plainfield Health Care Center(2)	Plainfield, IN	199	1,648,598	---

(1)Closed - not currently in operation.

(2)Sold for a note receivable, but subject to deposit method accounting. See explanation of the Indiana facilities on page 4.

Mortgage Notes. Currently we own approximately 33 mortgage notes representing approximately $49.8 million loaned to the owners of approximately 15 nursing homes. The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes or to provide working capital. The mortgage notes are secured by mortgages on each of the facilities. Certain of our the mortgage notes (representing approximately $45.1 million of the principal amount) are due from FCC or affiliates. The FCC notes bear interest at 10.25% and are due in 2004. Approximately $23,192,000 of our mortgage notes on eight facilities from FCC are secured by second mortgages. The first mortgage notes on the eight Florida nursing homes, totaling approximately $18,705,000 million at December 31, 2002, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to our second mortgage on these eight Florida nursing homes. The balance of the mortgage notes are secured by separate makers, guarantors and properties.

Effective December 31, 2002, we sold to NHI at par three mortgage notes receivable secured by three long-term health care facilities in Florida. We received cash in the amount of $15,717,000. NHR maintains the right to repurchase the notes at par after July 1, 2003 and NHI maintains the right to resell the notes to NHR at par beginning January 2, 2004 or require us to make the debt service payments required under the notes. Either party may exercise their right on thirty (30) days notice. As a result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140), we account for the sale of the notes receivable to NHI as a borrowing from NHI rather than a sale of the notes. We continue to recognize the notes receivable on our consolidated balance sheet as of December 31, 2002.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders was held on April 16, 2002, and the results were included in the March 31, 2002, Form 10-Q filed with the SEC on May 10, 2002.

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

The shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On January 31, 2003 the last reported sale price for the Common Stock on the AMEX was $15.75. As of December 31, 2002 we had approximately 4,878 shareholders, of which approximately 1,878 are holders of record with the balance indicated by security listing positions.

High and low stock prices and dividends for 2002 and 2001 were:

	2002			2001
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$17.250	$14.900	$.3325	$10.000	$7.938	$.3325
June 30	19.300	16.050	.3325	12.870	9.000	.3325
September 30	19.250	11.750	.3325	15.450	12.000	.3325
December 31	16.120	13.500	.3325	16.200	14.500	.3325

ITEM 6

SELECTED FINANCIAL DATA

(in thousands, except share amounts)

	Year Ended December 31
	2002	2001	2000	1999	1998

Net revenues	$ 24,773	$ 24,651	$ 25,174	$ 25,004	$ 23,555
Net income	8,498	8,877	7,939	8,780	8,267
Net income per share
Basic	.89	.93	.83	.92	.89
Diluted	.87	.92	.83	.91	.87
Mortgages & other investments	65,562	79,518	84,132	94,336	93,099
Real estate properties, net	138,963	150,036	155,753	150,943	158,910
Total assets	214,941	234,987	243,357	249,094	255,444
Long term debt	79,488	96,314	100,928	101,619	103,628
Total stockholders' equity	114,476	118,571	122,422	127,147	127,453

Common shares outstanding	9,570,323	9,570,323	9,570,323	9,588,823	9,447,693

Weighted average common shares
Basic	9,570,323	9,570,323	9,575,959	9,573,119	9,249,896
Diluted	9,770,730	9,697,116	9,592,814	9,605,318	9,518,088

Common dividends declared per share	$ 1.33	$ 1.33	$ 1.33	$ 1.33	$ 1.33

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), owns the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities), and owns 33 first and second mortgage promissory notes with principal balances totaling $49,845,000 (the Notes) at December 31, 2002 and secured by the real property of health care facilities.

Competitive Restrictions

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

Valuations of and Impairments to Our Investments

Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been imposed effective October 1, 2002. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have affected some of our lessees and mortgagees. Based on events occurring during the first and fourth quarters of 2002, we determined that impairment of certain of our investments had occurred.

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

CAPITAL RESOURCES AND LIQUIDITY

At year end, our debt as a percentage of total liabilities and capital was 32.0%. This debt of $63,771,000 includes a term loan with a principal amount of $58,157,000. Our credit facility of $95 million matured in December, 2002, but was extended for another one year term upon the payment to the credit facility group of $26.5 million in December 2002. The extended credit facility bears interest at variable rates, currently at the Eurodollar rate plus 2.95% (4.3688% at December 31, 2002). Of the $26.5 million in principal repaid, $10.6 million was obtained by the prepayment of that amount of first mortgage debt owed to us by NHC, and $15.7 million by the sale of three mortgage note receivables to National Health Investors, Inc. (NHI). These notes were sold at par, but with NHR maintaining a right to repurchase the notes at par after July 1, 2003 and NHI maintaining the right to put the notes to NHR at par beginning January 2, 2004, either on thirty (30) days notice.

In order to address our $58.2 million of 2003 debt maturities and our potential 2004 obligation to repurchase the $15.7 million of mortgage notes from NHI, we plan to obtain proceeds from the refinancing of certain assets through first mortgage notes with community banks and existing lenders. Although we believe that we will be successful in refinancing our obligations, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to meet these entire obligations. The inability to obtain adequate refinancing prior to December 31, 2003 would have a material adverse effect on our financial position, results of operation and cash flows.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At December 31, 2002, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we transferred three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding and a total carrying amount of $15,717,000 to NHI. We received cash from NHI equal to our carrying amount. The transfer agreement with NHI includes provisions that allow us the ability to repurchase the transferred notes at any time at a price equal to the outstanding principal and interest balance. The agreement also provides that, beginning July 1, 2003, NHI may put the notes back to us at a price equal to the outstanding principal and interest balance. As the result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we account for the transfer of notes receivable to NHI as a borrowing from NHI rather than as a sale of the notes. We continue to recognize the notes receivable on our consolidated balance sheet as of December 31, 2002, and will continue to recognize interest income on the notes. Additionally, we have recognized an obligation to NHI on our consolidated balance sheet as of December 31, 2002 and will recognize interest expense on such obligation.

FCC Notes

Of the $65,562,000 of mortgage and other notes receivable, $45,083,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank debt. If not so used, we will attempt to reinvest any amounts prepaid. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt. In the event that we use any prepayments to pay down existing debt, a reduction of our cash flow will result. However, no dividend reductions are expected in the near future.

Effective July 31, 1999, the FCC centers were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company, during the second quarter of 2002. The ability of FCC to service the mortgage notes held by us is dependent on Schwartzberg Associates' ability to make its lease payments to FCC. Our payments from FCC are current as of December 31, 2002.

Approximately $23,192,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight facilities total approximately $18,705,000 at December 31, 2002, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage that is senior to our second mortgage on these eight Florida nursing homes.

HSMI Sale

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI) to HSMI. Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $1,822,000 as of December 31, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

We concluded that based on our Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) impairment analysis and on certain 2002 events, these real estate properties required write-downs in the net book value of $4,288,000. Write-downs of $1,000,000 and $3,288,000 were recorded during the first and fourth quarters of 2002, respectively. We believe that the carrying amount of these assets of $5,866,000 at December 31, 2002, after the above write-downs is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events occur or become known.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during 2002 in the amount of $21,067,000 compared to $17,427,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for realty and loan losses, if any, and working capital changes. The year to year increase is due primarily to reduced interest expense and increases in accounts payable and accrued liabilities.

Cash flows provided by investing activities during 2002 included no purchases of property and equipment compared to a net investment of $46,000 in the purchase of property and equipment in the prior year. Also, cash of $10,737,000 was provided by the prepayment of two mortgage notes receivable compared to no prepayment in the prior year. Net collections on mortgage notes receivable of $3,487,000 during 2002 compared to $3,634,000 in the prior year. Cash flows used in investing activities during 2002 include an investment in marketable securities of $3,483,000 compared to no investment in marketable securities in the prior year.

Cash flows from financing activities included $15.7 million of proceeds from NHI. Payments on debt were $32,543,000 in 2002 compared to $4,614,000 of payments on debt in the same period last year. Cash flows used in financing activities included $12,728,000 to pay dividends to stockholders ($12,728,000 last year), $1,618,000 to pay cash distributions to minority partners of our operating partnership ($1,618,000 last year), and $432,000 to payment of financing costs (none last year).

Commitments

We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable. Dividends in the amount of $1.33 per share were declared for payment during 2002.

NHI maintains the right to resell three mortgage notes receivable to NHR at the then par value beginning January 2, 2004 or require us to make the debt service payments required under the notes. Par value of the notes is $15.7 million at December 31, 2002.

During the fourth quarter of 2001, NHC, as the holder of certain promissory notes made by National Health Corporation and previously guaranteed in part by us, released our guarantee. Therefore, there is no longer any potential liability on our part for any default by National or NHC on any of their outstanding debt.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net income for the year ended December 31, 2002 is $8,498,000 versus $8,877,000 for the same period in 2001, a decrease of 4.3%. Diluted earnings per common share decreased 5 cents or 5.4% to 87 cents in the 2002 period from 92 cents in the 2001 period.

Total revenues for the year ended December 31, 2002 increased $122,000 or .01% to $24,773,000 from $24,651,000 for the year ended December 31, 2001. Revenues from rental income increased $437,000 or 2.7% when compared to the same period in 2001. Revenues from mortgage interest decreased $449,000 or 5.5% in 2002 as compared to the same period in 2001.

The increase in rental income is due primarily to the recognition of $379,000 of percentage rent and due to receipt of $58,000 of past due rent receivable from a prior year. Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The decrease in mortgage interest income resulted from reductions in the principal of the mortgage notes receivable.

Total expenses for the year ended December 31, 2002 increased $552,000 or 3.8% to $15,199,000 from $14,647,000 for the year ended December 31, 2001. Interest expense decreased $2,758,000 or 45.3% in 2002 as compared to the 2001 period. Depreciation of real estate decreased $608,000 or 8.2%. General and administrative costs decreased $47,000 or 5.5%. Realty and loan losses increased $3,752,000.

Interest expense decreased due to a decrease in the interest rate of variable rate debt compared to a year ago and, to a lesser extent, due to payments of principal on long-term debt.

We concluded that based on our Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) impairment analysis and on certain 2002 events, certain real estate properties required write-downs in the net book value of $4,288,000. Write-downs of $1,000,000 and $3,288,000 were recorded during the first and fourth quarters of 2002, respectively. We believe that the carrying amount of these assets of $5,866,000, at December 31, 2002 is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events occur or become known.

During 2002, we recovered $268,000 principal and accrued interest which had been written off in the prior year.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

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

FUNDS FROM OPERATIONS

We have adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (loss) applicable to common stockholders (computed in accordance with generally accepted accounting principles "GAAP") excluding gains (or losses) from sales of property, plus depreciation of real property and after investments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows form operations, investing or financing activities as a measure of liquidity. FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.

The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:

Year Ended December 31,	2002	2001	2000

Net income applicable to common stockholder's	$ 9,574	$ 10,004	$ 8,948
Adjustments:
Real estate depreciation	6,785	7,393	7,192
Impairment losses related to depreciable property	4,288	---	---
Adjustment for minority interest - affiliates	(2,327)	(1,961)	(1,819)
Funds from operations applicable to common stockholders	$18,320	$15,436	$ 14,321

Basic funds from operations per share	$ 1.91	$ 1.61	$ 1.50
Diluted funds from operations per share	$ 1.88	$ 1.59	$ 1.49

Weighted average shares:
Basic	9,570,323	9,570,323	9,575,959
Diluted	9,770,370	9,697,116	9,592,814

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

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes were initially leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. By court order, the lease was terminated in 2002. FCC immediately re-leased the properties to Schwartzberg Associates, a private, multi-state long-term care company. The ability of FCC to service the mortgage notes held by us is initially dependent on Schwartzberg Associates' ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or release these facilities. All FCC note payments are current as of December 31, 2002.

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

During August 2001, the FASB issued Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 is effective for fiscal years beginning after December 15, 2001 and supersedes certain existing accounting literature, which literature we currently use to evaluate the recoverability of our real estate properties. We have adopted the provisions of SFAS 144 effective January 1, 2002. The implementation of SFAS 144 has not had a material effect on our financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we have adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on our financial position, results of operations or cash flows.

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

As of December 31, 2002, $63,700,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $281,000 and a 10% reduction in interest rates would result in annual interest expense declining $281,000. The remaining $15,788,000 of our long-term debt bears interest at fixed rates. A hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

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

ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of National Health Realty, Inc. and Subsidiaries as of, and for the three-year period ended, December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP substantially ceased operations, including providing auditing and accounting services to public companies, and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Accordingly, limitations may exist on (a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and (b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Nashville, Tennessee

January 15, 2002

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheet of National Health Realty, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of National Health Realty, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 15, 2002 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Realty, Inc. and Subsidiaries at December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Nashville, Tennessee

January 23, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2002	2001
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,206
Buildings and improvements	153,761	158,049
	173,967	178,255
Less accumulated depreciation	(35,004)	(28,219)
Real estate properties, net	138,963	150,036

Mortgage and other notes receivable	65,562	79,518
Interest and rent receivable	459	423
Cash and cash equivalents	5,696	4,436
Marketable securities	3,618	---
Deferred costs and other assets	643	574
Total Assets	$214,941	$234,987

LIABILITIES
Debt	$ 79,488	$ 96,314
Minority interests in consolidated subsidiaries	14,485	15,027
Accounts payable and other accrued expenses	1,074	939
Accrued interest	10	52
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deposit on real estate properties sold	1,822	498
Total Liabilities	100,465	116,416

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized; 9,570,323
shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	42,361	33,863
Cumulative dividends	(63,440)	(50,712)
Unrealized gains on marketable securities	135	---
Total Stockholders' Equity	114,476	118,571
Total Liabilities and Stockholders' Equity	$214,941	$234,987

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

Year Ended December 31,	2002	2001	2000

REVENUES:
Rental income	$ 16,822	$ 16,385	$ 16,233
Mortgage interest income	7,727	8,176	8,833
Investment interest and other income	224	90	108
	24,773	24,651	25,174

EXPENSES:
Interest	3,325	6,083	7,968
Depreciation of real estate	6,785	7,393	7,192
Amortization and write-off of loan costs	262	49	69
Realty and loan losses	4,020	268	---
General and administrative	807	854	997
	15,199	14,647	16,226

INCOME BEFORE MINORITY INTERESTS
IN CONSOLIDATED SUBSIDIARIES	9,574	10,004	8,948

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,076	1,127	1,009

NET INCOME	$ 8,498	$ 8,877	$ 7,939

NET INCOME PER COMMON SHARE:
Basic	$ .89	$ 0.93	$ 0.83
Diluted	$ .87	$ 0.92	$ 0.83

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,570,323	9,575,959
Diluted	9,770,730	9,697,116	9,592,814

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,498	$ 8,877	$ 7,939
Depreciation of real estate	6,785	7,393	7,192
Realty and loan losses	4,020	---	---
Amortization and write-off of loan costs	262	49	69
Minority interests in consolidated subsidiaries	1,076	1,127	1,009
(Increase) decrease in interest and rent receivable	(36)	102	276
(Increase) decrease in other assets	101	(209)	5
Increase in accounts payable and accrued liabilities	93	88	348
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,799	17,427	16,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate properties, net	---	(46)	(2,696)
Increase in deposit on real estate properties sold	1,324	498	---
Investment in mortgage notes receivable	---	(650)	(3,236)
Collection and sale of mortgage notes receivable	14,224	3,634	4,134
Purchase of marketable securities	(3,483)	---	---
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,065	3,436	(1,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	15,717	---	3,005
Payments on debt	(32,543)	(4,614)	(3,696)
Financing costs paid	(432)	---	(50)
Dividends paid to stockholders	(12,728)	(12,728)	(12,726)
Distributions paid to minority partners	(1,618)	(1,618)	(1,616)
NET CASH USED IN FINANCING ACTIVITIES	(31,604)	(18,960)	(15,083)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,260	1,903	(43)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,436	2,533	2,576
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 5,696	$ 4,436	$ 2,533

SUPPLEMENTAL INFORMATION:
Cash payments for interest expense	$ 3,367	$ 6,127	$ 7,967
During 2001 and 2000, NHR acquired real estate properties
in exchange for its rights under mortgage notes receivable:
Mortgage and other notes receivable	$ ---	$ (1,630)	$(9,306)
Land	---	---	700
Buildings and improvements	---	1,630	8,606

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Cumulative Convertible				Capital in			Unrealized Gains	Total Stock-
	Preferred Stock		Common stock		Excess of	Cumulative	Cumulative	on Marketable	holders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/99	---	$ ---	9,588,823	$ 96	$135,268	$17,047	$(25,264)	$ ---	$127,147

Net income	---	---	---	---	---	7,939	---	---	7,939
Shares canceled	---	---	(18,500)	---	56	---	---	---	56
Dividends to common shareholders
($1.33 per share)	---	---	---	---	---	---	(12,720)	---	(12,720)

BALANCE AT 12/31/00	---	---	9,570,323	96	135,324	24,986	(37,984)	---	122,422

Net income	---	---	---	---	---	8,877	---	---	8,877
Dividends to common shareholders
($1.33 per share)	---	---	---	---	---	---	(12,728)	---	(12,728)

BALANCE AT 12/31/01	---	---	9,570,323	96	135,324	33,863	(50,712)	---	118,571

Net income	---	---	---	---	---	8,498	---	---	8,498
Unrealized gains on marketable
securities, net	---	---	---	---	---	---	---	135	135
Total comprehensive income									8,633
Dividends to common share-
holders ($1.33 per share)	---	---	---	---	---	---	(12,728)	---	(12,728)

BALANCE AT 12/31/02	---	$ ---	9,570,323	$ 96	$135,324	$42,361	$(63,440)	$ 135	$114,476

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

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

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), we evaluate the recoverability of the carrying values of our properties on a property by property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying value of the property exceeds the fair value of the property.

Mortgage and Other Notes Receivable - In accordance with Statement of Financial Accountant Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" (SFAS 114), NHR evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHR reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

The primary difference between the tax basis and the reported amounts of our assets and liabilities is a higher tax basis than book basis (by approximately $20,502,000) in our real estate properties.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets and differences in the estimated useful lives used to compute depreciation expense.

Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents and to the investments in mortgage and other notes receivable and marketable securities. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The investments in mortgage and other notes receivable relate primarily to secured loans with health care facilities as discussed in Note 5. The investment in marketable securities is held in one investment as described in Note 6.

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

Marketable Securities - NHR's investments in marketable securities include available for sale securities and held to maturity securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

NHR evaluates its marketable securities for other-than-temporary impairments consistent with the provisions of SFAS 115.

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

Rental Income - We recognize rental income based on the terms of our operating leases. Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. We recognize contingent rent annually or quarterly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.

Mortgage Interest Income - We recognize mortgage interest income based on the interest rates and principal amounts outstanding of the mortgage notes receivable. Our policy related to mortgage interest income on nonperforming mortgage loans is to recognize mortgage interest income in the period when the income is received.

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

Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements. We report our comprehensive income in the consolidated statements of stockholders' equity. For each of the years ended December 31, 2001 and 2000, our comprehensive income was equal to our net income.

New Accounting Pronouncements -In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the accounting and reporting provisions for the disposal of a segment of a business. SFAS 144 also broadens the scope of defining discontinued operations. NHR adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 has not had a significant effect on our financial position, results or operations or cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. We do not believe that the adoption of SFAS 145 (effective January 1, 2003), will have a significant effect on our financial position, results of operations or cash flows.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" (SOP 01-6). SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we have adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on our financial position, results of operations or cash flows.

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

During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2002, 2001 and 2000, we recognized $805,000, $425,000 and $310,000 of percentage rent from NHC. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Total rental income from NHC (including the nine Florida health care facilities referred to below) was $16,822,000, $16,385,000 and $16,233,000 during 2002, 2001, and 2000, respectively.

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

At December 31, 2002, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases (including the nine Florida health care facilities referred to above) are as follows:

2003	$15,405,000
2004	15,405,000
2005	15,405,000
2006	15,405,000
2007	15,405,000
Thereafter	---

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

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by NHC. During 2002, 2001, and 2000, our compensation to NHC under the Advisory Agreement was $493,000, $504,000, and $503,000, respectively.

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

NOTE 4. REAL ESTATE PROPERTIES

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2002:

	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$ 5,775	$ 40,820	$10,362
Indiana	3	700	5,970	804
Missouri	1	123	3,728	992
South Carolina	7	6,145	36,215	9,957
Tennessee	2	874	11,474	2,122
Total Long-Term Care Centers	19	13,617	98,207	24,237

Assisted Living Facilities:
Alabama	1	268	5,468	1,503
Florida	3	3,414	21,722	5,225
Tennessee	2	886	13,434	2,470
Total Assisted Living Facilities	6	4,568	40,624	9,198

Independent Living Centers:
Tennessee	1	2,021	14,930	1,569
Total Independent Living Centers	1	2,021	14,930	1,569
Total	26	$20,206	$153,761	$35,004

Indiana Long-Term Care Centers

During 2000, we leased the three facilities in operation to Health Services Management of Indiana, LLC (HSMI) under a master lease. The lease was for an initial 12-month term with renewal options at HSMI's option. We accounted for the lease as an operating lease. The lease also provided HSMI with an option to purchase the facilities.

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to HSMI. Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties was in the form of new mortgage notes in the total amount of $12,029,000. As the result of our financing 100% of the sale, we account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $1,822,000 as of December 31, 2002) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

During 2002, we concluded that based on certain 2002 events and our resulting SFAS 144 impairment analyses, these real estate properties required write-downs in the net book value of $4,288,000. Write-downs of $1,000,000 and $3,288,000 were recorded during the first and fourth quarters of 2002, respectively. We believe that the carrying amount of these assets of $5,866,000 at December 31, 2002 is realizable. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events occur or become known.

NOTE 5. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2002:

Final	Number
Payment	of		Principal
Date	Loans	Payment Terms	Amount
			(in thousands)
2004	23	Monthly payments from $1,000 to $71,000, which include
		interest at 10.25%	$32,015

2004-2016	3	Monthly payments from $2,000 to $53,000, which include
		interest ranging from the prime rate plus 2% to 10.25%	15,717

2005	4	Monthly payments from $11,000 to $35,000, which include
		interest at 10.25%	7,245

2006	3	Monthly payments from $10,000 to $43,000, which include
		interest at 10.25%	5,822

2014	1	Monthly payments of $38,250, which include interest at
		8.5%	4,501

2003-2016	1	Monthly payments of $5,000, which include
		interest ranging at the prime rate plus 2%	262

			$65,562

On December 30, 2002, we received prepayments of approximately $10,603,000 on two of our mortgage notes receivable from NHC.

Florida Convalescent Centers, Inc.

Approximately $45,083,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt.

Effective July 31, 1999, the 14 FCC centers were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company during the second quarter of 2002. The ability of FCC to service the mortgage notes held by NHR is dependent on Schwartzberg Associates' ability to make its lease payments to FCC. As of December 31, 2002, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $23,192,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $18,705,000 at December 31, 2002, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

During 2002, we received principal and interest income of $268,000 on mortgage and other notes receivable from FCC, which amount had been written off in 2001.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we transferred three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding and a total carrying amount of $15,717,000 to NHI. We received cash from NHI equal to our carrying amount. The transfer agreement with NHI includes provisions that allow us the ability to repurchase the transferred notes after July 1, 2003 at a price equal to the then outstanding principal and interest balance. The agreement also provides that, beginning January 2, 2004, NHI may put the notes back to us at a price equal to the then outstanding principal and interest balance or require us to make the debt service payments required under the notes. As the result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we account for the transfer of notes receivable to NHI as a borrowing rather than as a sale of the notes. We continue to recognize the notes receivable on our consolidated balance sheet as of December 31, 2002, and will continue to recognize interest income on the notes. Additionally, we have recognized an obligation to NHI on our consolidated balance sheet as of December 31, 2002 and will recognize interest expense on such obligation.

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of NHI common stock for approximately $3,483,000. At December 31, 2002, the fair value of the shares is $3,618,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

NOTE 7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2002 and 2001, there were no material differences between the carrying amounts and fair values of our financial instruments.

NOTE 8. DEBT

Debt consists of the following:

	Weighted Average	Final	Principal Amount
(dollar amounts in thousands)	Interest Rate	Maturities	2002	2001

Term loan, principal and interest	Variable,
payable quarterly	4.4%	2003	$58,157	$ 87,500

Borrowing from NHI	8.8	2016	15,717	---

Senior secured notes due to NHC,
principal and interest payable
semiannually	8.3	2003	1,736	1,736

Senior secured notes due to NHC,
principal and interest payable
semiannually	8.4	2005	3,878	3,878

First mortgage revenue bonds	Variable	----	---	3,200
			$79,488	$ 96,314

The aggregate principal maturities of all debt for the five years subsequent to December 31, 2002 are as follows:

2003	$62,792,000
2004	10,503,000
2005	1,146,000
2006	303,000
2007	323,000

In December 2002, we negotiated a one-year extension of our bank term loan, which was scheduled to mature on December 31, 2002. Our lenders agreed to the extension subject to principal reduction of approximately $26,531,000 in December 2002. We plan to obtain proceeds from the refinancing of certain assets through first mortgage notes with community banks and existing lenders in order to satisfy the debt obligation in 2003. Although we believe that we will be successful in refinancing our December 2003 debt obligation, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to retire the entire debt obligation. The inability to obtain adequate refinancing prior to December 31, 2003 would have a material adverse effect on our financial position, results of operation and cash flows. Certain loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. As of December 31, 2002, we have met all such covenants or obtained appropriate waivers.

During the fourth quarter of 2001, NHC, as the holder of certain promissory notes made by National Health Corporation (National) and previously guaranteed in part by us, released our guarantee. Therefore, there is no longer any potential liability on our part as a result of a default by National or NHC on any of their outstanding debt.

NOTE 9. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

NOTE 10. STOCK OPTION PLAN

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

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 1999	382,000	$ 8.50
Options granted	15,000	6.50
Outstanding December 31, 2000	397,000	8.42
Options granted	15,000	10.74
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71

At December 31, 2002, all options outstanding are exercisable. Exercise prices on the options range from $6.50 to $16.95. The weighted average contractual life of options outstanding at December 31, 2002 is 2.8 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At December 31, 2002, 66,802 shares of common stock may be issued under the stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our earnings per share.

NOTE 11. EARNINGS PER SHARE

We have calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based on net income as reported in the consolidated statements of income and the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of stock options into shares of NHR common stock using the treasury stock method. For purposes of calculating diluted earnings per share, there is no adjustment to net income as reported in the consolidated statements of income.

NOTE 12. LIMITS ON COMMON STOCK OWNERSHIP

Our Articles of Incorporation limit the percentage of ownership that any person may have in our outstanding common stock to 9.8% of the aggregate of the outstanding stock. This limit is necessary in order to reduce the possibility of our failing to meet the stock ownership requirements for REIT qualification under the Internal Revenue Code of 1986, as amended.

NOTE 13. COMMON STOCK DIVIDENDS

Actual and expected dividend payments to our common stockholders are characterized in the following manner for tax purposes in 2002:

Dividend	Taxable as	Non-Taxable
Payment Date	Ordinary Income	Return of Capital	Totals

April 15, 2002	$ .320734	$.011766	$ .3325
July 15, 2002	.320734	.011766	.3325
October 15, 2002	.320734	.011766	.3325
January 15, 2003	.320734	.011766	.3325
	$1.282936	$ .047064	$1.3300

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share amount)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2002

Net Revenues	$6,177	$6,125	$6,283	$6,188
Net Income	2,137	2,815	3,143	403
Basic Earnings Per Share	.22	.29	.33	.05
Diluted Earnings Per Share	.22	.29	.32	.04

2001

Net Revenues	$6,176	$6,188	$6,170	$6,117
Net Income	1,779	2,213	2,453	2,432
Basic Earnings Per Share	.19	.23	.26	.25
Diluted Earnings Per Share	.19	.23	.25	.25

ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2002, the Board of Directors of National Health Realty, Inc. determined to dismiss its independent accountants, Arthur Andersen LLP ("Andersen") and appointed Ernst & Young LLP ("EY") as its new independent accountants. The decision to change accountants was approved by NHC's Board of Directors upon the recommendation of its Audit Committee.

During the two year period ended December 31, 2001 and for the subsequent period through the date hereof, there were no disagreements between NHR and Andersen on any matter of accounting principles of practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two year period ended December 31, 2001 and for the subsequent period through the date hereof.

The audit reports of Andersen on the consolidated financial statements of NHR and subsidiaries as of and for the two years in the period ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During NHR's two year period ended December 31, 2001, and the subsequent period through the date hereof, NHR did not consult with EY regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

		Current Term as	Officer of NHR's
Name	Age	Director Expires	Predecessor Since

Robert G. Adams	56	2003	1985
Olin O. Williams	72	2003	---
W. Andrew Adams	57	2005	1973
Ernest G. Burgess, III	63	2005	1975
Joseph M. Swanson	64	2004	---
Richard F. LaRoche, Jr.	57	----	1974
Donald K. Daniel	56	----	1985
Charlotte A. Swafford	55	----	1985
Kenneth D. DenBesten	50	----	1992

W. Andrew Adams, Robert G. Adams, Dr. Olin O. Williams and Ernest G. Burgess are currently directors of National HealthCare Corporation. W. Andrew Adams and Richard F. LaRoche are directors of National Health Investors, Inc. All executive officers serve in similar capacities with NHC and NHI.

Dr. Olin O. Williams has been a physician in private practice in Tennessee for more than 25 years and is now retired. Dr. Williams now serves on the Board of the Bank of Murfreesboro, headquartered in Murfreesboro, Tennessee. Dr. Williams is on our audit committee as well as that of NHC.

W. Andrew Adams is the President and a Director of the Company and has been the Chief Executive Officer of NHC since 1981, and on its Board since 1974. He has extensive long-term health care experience and served as President of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. He is also the President and Chairman of the Board of National HealthCare Corporation and National Health Investors, Inc., and he is Chairman of the Board of Assisted Living Concepts, Inc. In addition, Mr. Adams serves on the Board of Directors of SunTrust Bank, Nashville. He has an M.B.A. degree from Middle Tennessee State University.

Robert G. Adams is Senior Vice President and a Director of the Company and also serves in those positions for NHC. He has a B.S. degree from Middle Tennessee State University. He is Chief Operating Officer for NHC.

Ernest G. Burgess (Director) is a retired (1995) Senior Vice President of NHC. He has an M.S. degree from the University of Tennessee. He also serves on the Board of National HealthCare Corporation. He serves as chairman of our audit committee, and on the audit committee of NHC.

Richard F. LaRoche is Secretary and General Counsel of the Company and was its Vice President until May 2002 when he retired from active management positions. He also served in those positions for NHC since 1971. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. Mr. LaRoche currently serves as a director, Secretary and General Counsel of National Health Investors, Inc. and National HealthCare Corporation. He also serves on the board of Z-Tel Technologies, Inc., and is on its audit committee.

Joseph M. Swanson is currently serving as interim director to fill the position formerly held by Dr. J. K. Twilla. Swanson is the owner of Swanson Development Company, a multi-county real estate development and leasing company with approximately three million square feet of buildings and 200 tenants. He is also the developer of over 300 acres of commercial and residential property. Swanson is also the owner and president of a 70 year old manufacturing and distribution company. He was a founding shareholder and director of First City Bank in 1986 and since 1995 has served as a director of Bank of Murfreesboro. Mr. Swanson is also a majority partner in a commercial contracting company and trustee of a commercial real estate unitrust that owns real estate. He serves on the Audit Committee of NHR.

Donald K. Daniel (Vice President & Controller) joined NHC in 1977 as Controller. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas. He is a certified public accountant.

Kenneth D. DenBesten (Vice President/Finance) has served NHC as Vice President/Finance since 1992. From 1987 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984 to 1986, he was employed by Health America Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

Charlotte A. Swafford (Treasurer) has been Treasurer of the Company since 1985. She joined NHC in1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

ITEM 11

EXECUTIVE COMPENSATION

Information about our Executive Officer and Board of Directors compensation, including stock option information, is set out in prose and tabular detail in our definitive 2003 Proxy Statement which is accompanying this annual report on Form 10-K. This information is incorporated by reference herein as though copied verbatim.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

	Number of NHR
	Shares Beneficially	Percentage of Total NHR
Names and Addresses of Beneficial Owner	Owned (3)	Shares(1)

W. Andrew Adams, President
801 Mooreland Lane
Murfreesboro, TN 37128	1,128,581(2)	10.4%

Dr. Olin O. Williams, Director
2007 Riverview Drive
Murfreesboro, TN 37129	113,645	1.2%

Joseph M. Swanson, Director
1188 Park Avenue
Murfreesboro, TN 37129	---	*

Robert G. Adams, Director & Sr. V.P.
2217 Battleground Drive
Murfreesboro, TN 37129	485,309	5.1%

Ernest G. Burgess, Director
7097 Franklin Road
Murfreesboro, TN 37129	155,000	1.6%

Richard F. LaRoche, Jr.
Secretary and General Counsel
2103 Shannon Drive
Murfreesboro, TN 37130	372,714	4.0%

Donald K. Daniel
Vice President & Controller
1441 Haynes Drive
Murfreesboro, TN 37129	139,273	1.4%

Charlotte A. Swafford
Treasurer
915 Main Street
Murfreesboro, TN 37130	152,978	1.6%

Kenneth D. DenBesten
Vice President/Finance
1610 Wexford Drive
Murfreesboro, TN 37129	20,870	*

National Health Corporation
P. O. Box 1398
Murfreesboro, TN 37133	1,271,147(2)	11.8%

National Financial Services Corporation
200 Liberty Street
New York, NY 10281	546,380	5.7%

T. Rowe Price Associates, Inc.
100 E. Pratt Street
Baltimore, MD 21202	794,100(4)	8.3%

T. Rowe Price Small-Cap Value Fund, Inc.
100 E. Pratt Street
Baltimore, MD 21202	650,000(4)	6.8%

All Executive Officers and Directors of NHR	2,568,370	26.8%

(1) Based on 9,570,323 shares outstanding at December 31, 2002. This ownership is for SEC purposes and not for purposes of real estate investment trust regulations.

(2) Included as shares beneficially owned are units of limited partnership interest in NHR/OP, L.P., our operating subsidiary. Although these units cannot vote, they may be exchanged for shares of our common stock. This exchange has income tax consequences to the holder, but not to us.

(3) Except as otherwise noted, all shares are owned beneficially with sole voting and investment power. Included in the amounts above are 20,000 shares each optioned to Mr. Burgess and Dr. Williams, as well as the options to Messrs. Adams, LaRoche, Daniel, DenBesten and Ms. Swafford. 571,754 shares attributed to Mr. Adams are actually units of limited partnership interest in NHR/OP, L.P., which may be, under certain conditions, convertible into the common shares of NHR.

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

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Assumed Liabilities

We were transferred the Healthcare Facilities subject to Assumed Liabilities of approximately $86.4 million at December 31, 1997. We immediately repaid $71.6 million of the Assumed Liabilities with the proceeds of the NHR Credit Agreement in the amount of $75 million currently with AmSouth Bank as agent (principal balance outstanding at December 31, 2002 of $58,157,000). The balance of the Assumed Liabilities includes $11.6 million of secured liabilities at fixed rates of 8.4% and 8.3%, which are amortizing and will be paid in full by the end of the calendar year 2005 and $3.2 million of first mortgage revenue bonds which were purchased by us during 2002.

Although we are subject to the Assumed Liabilities, NHC has remained liable on certain unassumed portions of such debt in certain percentages. We have agreed to indemnify NHC in respect of such continuing liability.

Of the Assumed Liabilities, approximately $11.6 million is represented by fixed rate first mortgage notes. We have obtained the consent of the holders of these notes who have agreed that our liability is limited to 28% of the total outstanding mortgage notes in question which are cross collateralized with other debt of NHC.

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

During the Initial Term and both Renewal Terms (if applicable), NHC is obligated to pay us annual base rent for the respective Healthcare Facilities in the respective amounts which upon completion of construction will initially aggregate $15,494,437. Additionally, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to us equal to 3% of the amount by which gross revenues of each NHC leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999.

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

The Master Agreement provides that if during the Lease Term or within six months after termination of such Term we receive a bona fide third party offer to purchase any Healthcare Facility, then, prior to accepting such third party offer, we shall give NHC a 15-day right of first refusal during which NHC may elect to purchase such Healthcare Facility on the same terms and conditions offered by the third party. NHC also is granted a thirty day right of first refusal to lease an Healthcare Facility expiring six months after the expiration of the Lease Term, on the same terms and conditions as offered by a third party, and accepted by us.

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

Advisory, Administrative Services and Facilities Agreement (the Advisory Agreement)

Services of Advisor

Under the Advisory Agreement, we engage NHC and NHC, as Advisor, agrees to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policy; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Agreement, the Advisor is subject to the supervision of and policies established by our Board of Directors.

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

Compensation

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of (i) two percent (2%) of our gross consolidated revenues calculated according to generally accepted accounting principles, or (ii) the actual expenses incurred by NHC as outlined in the Advisory Agreement. The actual amounts paid in 2002, 2001 and 2000 were $493,000, $504,000 and $503,000, respectively.

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

PART IV

----------

ITEM 14

CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

CEO and PAO Certifications. Appearing immediately following the Signatures section of this Annual Report are the Certifications of the CEO and PAO as required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objection of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and PAO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simply error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in condition, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and PAO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and PAO note that, since the date of the Controls Evaluation to the date of the Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and PAO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to National Health Realty, Inc. and its consolidated subsidiaries is made known to management, including the CEO and PAO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedules

The Financial Statement Schedules and Reports of Independent Public Accountants and Independent Auditors on Financial Statement Schedules are listed in Exhibit 13.

(3) Exhibits:

Reference is made to the Exhibit Index of this Form 10-K Annual Report.

b) Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 6th day of March, 2003.

NATIONAL HEALTH REALTY, INC.

BY:/s/ W. Andrew Adams
W. Andrew Adams
President and Director
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	President and Director
W. Andrew Adams	Chief Executive Officer	March 6, 2003

/s/ Donald K. Daniel	Vice President and Controller
Donald K. Daniel	Principal Accounting Officer	March 6, 2003

/s/ Robert G. Adams
Robert G. Adams	Director	March 6, 2003

/s/ Olin O. Williams
Olin O. Williams	Director	March 6, 2003

/s/ Ernest G. Burgess, III
Ernest G. Burgess, III	Director	March 6, 2003

/s/ Joseph M. Swanson	Director	March 6, 2003
Joseph M. Swanson

CERTIFICATION

I, W. Andrew Adams, certify that:

1. I have reviewed this annual report on Form 10-K of National Health Realty, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003
/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

CERTIFICATION

I, Donald K. Daniel, certify that:

1. I have reviewed this annual report on Form 10-K of National Health Realty, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

EXHIBIT INDEX

Exhibit No. Description

2.1	Plan of Restructure (incorporated by reference to Exhibit 2.1 to the
Registrant's registration statement No. 333-37173 on Form S-4).

2.2	Agreement of Merger (incorporated by reference to Exhibit 2.2 to the
Registrant's registration statement No. 333-37173 on Form S-4).

3.1	Articles of Incorporation of National Health Realty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement No. 333-
37173 on Form S-4).

3.2	Bylaws of National Health Realty, Inc. (incorporated by reference to Exhibit
3.2 to the Registrant's registration statement No. 333-37173 on Form S-4).

3.3	Limited Partnership Agreement of NHR/OP, L.P.(incorporated by reference to Exhibit 3.3 to the Registrant's registration statement No. 333-37173 on
Form S-4).

10.1	Master Agreement of Lease effective as of January 1, 1998 by and among
National Health Realty, Inc., NHR/OP, L.P. and National HealthCare
Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement No. 333-37173 on Form S-4).

10.2	Advisory, Administrative Services and Facilities Agreement effective as of
January 1, 1998 between National Health Realty, Inc., NHR/OP, L.P. and
National HealthCare Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement No. 333-37173 on Form S-4)

10.3.2	Form of National Health Realty, Inc. 1997 Stock Option and Stock
Appreciation Rights Plan (incorporated by reference to Exhibit 10.3.2 to the
Registrant's registration statement No. 333-37173 on Form S-4)

13	Financial Statement Schedules

16	Letter Regarding Changes in Certifying Accountant

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

EXHIBIT 13

NATIONAL HEALTH REALTY, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Report of Independent Public Accountants on Financial Statement Schedules

Report of Independent Auditors on Financial Statement Schedules

Schedule III Real Estate and Accumulated Depreciation

Schedule IV Mortgage Loans on Real Estate

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of National Health Realty, Inc. and Subsidiaries as of, and for the three-year period ended, December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP substantially ceased operations, including providing auditing and accounting services to public companies, and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this audit report. Accordingly, limitations may exist on (a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and (b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

ARTHUR ANDERSEN LLP

Nashville, Tennessee

January 15, 2002

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders of National Health Realty, Inc.:

We have audited the consolidated financial statements of National Health Realty, Inc. and Subsidiaries as of December 31, 2002, and for the year ended December 31, 2002, and have issued our report thereon dated January 23, 2003 (included elsewhere in this Registration Statement). Our audit also included the 2002 financial statement schedules listed in Exhibit 13 of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. The 2001 and 2000 financial statement schedules were audited by other auditors, who have ceased operations and whose report dated January 15, 2002 expressed an unqualified opinion on those financial statement schedules.

In our opinion, the 2002 financial statement schedules referred to above, when considered in relation to the 2002 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

January 23, 2003

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2002

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H
				Costs capitalized
				subsequent to		Gross amount at which carried at
		Initial Cost to Company		acquisition		close of period
							Buildings &
	Encum-		Buildings &	Improve-	Carrying		Improve-		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	ments	Total	Depreciation	Construction	Acquired
Health Care Centers (6)
Florida	$41,959	$ 5,775	$ 40,820	$ ---	$ ---	$ 5,775	$ 40,820	$ 46,595	$10,362	N/A	12/31/97

Health Care Centers (4)
Indiana	---	700	10,258	---	---	700	5,970	6,670	804	N/A	11/22/00

Health Care Centers (1)
Missouri	1,288	123	3,728	---	---	123	3,728	3,851	992	N/A	12/31/97

Health Care Centers (7)
South Carolina	17,449	6,145	36,215	---	---	6,145	36,215	42,360	9,957	N/A	12/31/97

Health Care Centers (2)						874	11,474	12,348	2,122	N/A	12/31/97
Tennessee	---	874	11,474	---	---

Assisted Living Facilities (1)
Alabama	223	268	5,468	---	---	268	5,468	5,736	1,503	N/A	12/31/97

Assisted Living Facilities (3)
Florida	2,539	3,414	21,722	---	---	3,414	21,722	25,136	5,225	N/A	12/31/97

Assisted Living Facilities (2)
Tennessee	308	886	13,434	---	---	886	13,434	14,320	2,470	N/A	12/31/97

Retirement Centers (1)
Tennessee	---	2,021	14,930	---	---	2,021	14,930	16,951	1,569	N/A	12/31/97

	$63,766	$20,206	$158,049	$ ---	$ ---	$20,206	$153,761	$173,967	$35,004

(A) See Notes 3 and 4 of Notes to Consolidated Financial Statements.

(B) The aggregate cost for federal income tax purposes is approximately $172,624,000.

(C) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

Investment in Real Estate:
Balance at beginning of period	$178,255	$176,579	$164,577
Additions through cash expenditures	---	46	2,696
Additions in exchange for rights under mortgage notes receivable	---	1,630	9,306
Write-down of net book value for impairment	(4,288)	---	---
Balance at end of year	$173,967	$178,255	$176,579

Accumulated Depreciation:
Balance at beginning of period	$ 28,219	$ 20,826	$ 13,634
Addition charged to costs and expenses	6,785	7,393	7,192
Balance at end of year	$ 35,004	$ 28,219	$ 20,826

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2002

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loans Subject
			Monthly		Original Face		to Delinquent
	Interest	Final Maturity	Payment		Amount of	Carrying Amount	Principal or
Description	Rate	Date	Terms	Prior Liens	Mortgages	of Mortgages	Interest

LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Clearwater, Largo, Sun City & Tampa		October, 2004-
Florida (A)(B)	10.25%	March, 2006	$265	None	$25,266	$21,890	None

Jacksonville & Pinnellas, Florida(E)	10.25%	October, 2004	120	---	11,316	9,874	None

Sarasota, Florida(F)	Prime plus 2%	Feb. 2016	52	---	6,175	5,843	None

Ocoee, Florida (D)	8.5%	Apr. 2006	47	None	5,438	4,695	None

Second Mortgage and other Loans:
Gainesville, Ocala, Orlando,
N. Miami Beach, Port St. Lucie, Vero
Beach, W. Palm Beach and Winter		Feb., 2002-
Haven, Florida (A)(C)	10.25%	Sept., 2006	263	$18,705	26,345	23,260	None

(A)	Approximately $45,083,000 mortgage and other notes receivable are due from a single debtor that operates 14 licensed nursing centers in Florida.
(B)	Balloon payments of approximately $20,151,000 due at maturity.
(C)	Balloon payments of approximately $20,701,000 due at maturity.
(D)	Balloon payment of approximately $2,131,000 due at maturity.
(E)	Balloon payments of approximately $8,886,000 due at maturity.
(F)	Balloon payments of approximately $1,578,000 due at maturity.

(1)	See Note 5 of Notes to Consolidated Financial Statements.

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(in thousands)

Reconciliation of mortgage loans:
Balance at beginning of period	$79,518	$84,132	$94,336
Additions:
New mortgage loans	---	650	3,236

Deductions during period:
Collection of principal	13,956	3,634	4,134
Acquisition of property and equipment in exchange for mortgage notes receivable	---	1,630	9,306

Balance at end of period	$65,562	$79,518	$84,132

EXHIBIT 16

LETTER REGARDING CHANGES IN CERTIFYING ACCOUNTANT

July 2, 2002

Office of the Chief Accountant

Securities and Exchange Commission

450 Fifth Street, NW

Washington, DC 20549

Dear Sir/Madam:

We have read the 1st, 2nd, 3rd, and 4th paragraphs of Item 4 included in the Form 8-K dated July 2, 2002 of National Health Realty, Inc. to be filed with the Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,

/s/ Arthur Andersen LLP

Arthur Andersen LLP

cc: Donald K. Daniel

Vice President and Controller

EXHIBIT 21

NATIONAL HEALTH REALTY, INC.

SUBSIDIARY OF NATIONAL HEALTH REALTY, INC.

Subsidiary	State of Organization

NHR/OP, L.P.	Delaware

NHR/Delaware, Inc.	Delaware

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the following Registration Statements of our reports dated January 23, 2003, with respect to the consolidated financial statements and schedules of National Health Realty, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002: (i) Form S-3 No. 333-82737 and (ii) Form S-8 No. 333-61699.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

March 5, 2003