Form 10-Q
period 2003-03-31
NATIONAL HEALTH REALTY INC
filed 2003-05-07
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2003	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its Charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
executive offices)

Registrant's telephone number, including area code (615) 890-2020

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer. Yes x No.

9,570,323 shares of common stock were outstanding as of April 30, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2003	2002
	(unaudited)
ASSETS
Real estate properties:
Land	$ 20,206	$ 20,206
Buildings and improvements	153,761	153,761
	173,967	173,967
Less accumulated depreciation	(36,594)	(35,004)
Real estate properties, net	137,373	138,963

Mortgage and other notes receivable	64,886	65,562
Interest and rent receivable	249	459
Cash and cash equivalents	8,023	5,696
Marketable securities	3,454	3,618
Deferred costs and other assets	649	643
Total Assets	$214,634	$214,941

LIABILITIES
Debt	$ 79,243	$ 79,488
Minority interest in consolidated subsidiaries	14,428	14,485
Accounts payable and other accrued expenses	1,104	1,074
Accrued interest	205	10
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deposit on real estate properties sold	2,197	1,822
Total Liabilities	100,763	100,465

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,570,323 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	45,102	42,361
Cumulative dividends	(66,622)	(63,440)
Unrealized gains (losses) on marketable securities	(29)	135
Total Stockholders' Equity	113,871	114,476
Total Liabilities and Stockholders' Equity	$214,634	$214,941

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2002 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(in thousands,
	except share amounts)
REVENUES:
Rental income	$ 4,358	$ 4,233
Mortgage interest income	1,584	1,931
Investment interest and other income	104	13
	6,046	6,177
EXPENSES:
Interest	1,049	872
Depreciation of real estate	1,590	1,701
Amortization of loan costs	116	12
Realty and loan losses	---	1,000
General and administrative	203	185
	2,958	3,770

INCOME BEFORE MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	3,088	2,407

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	347	270

NET INCOME	$ 2,741	$ 2,137

NET INCOME PER COMMON SHARE:
Basic	$ .29	$ .22
Diluted	$ .28	$ .22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,570,323	9,570,323
Diluted	9,733,252	9,777,548

Common dividends per share declared	$ .3325	$ .3325

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,741	$ 2,137
Depreciation of real estate	1,590	1,701
Realty losses	---	1,000
Amortization of loan costs	116	12
Minority interest in consolidated subsidiaries	347	270
Decrease in interest and rent receivable	210	236
Increase in other assets	(122)	(4)
Increase in accounts payable and accrued liabilities	225	8
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,107	5,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposit on real estate properties sold	375	259
Collection of mortgage notes receivable	676	1,308
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,051	1,567

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(245)	(938)
Dividends paid to stockholders	(3,182)	(3,182)
Distributions paid to partners	(404)	(404)
NET CASH USED IN FINANCING ACTIVITIES	(3,831)	(4,524)

INCREASE IN CASH AND CASH EQUIVALENTS	2,327	2,403
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,696	4,436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,023	$ 6,839

Supplemental Information:
Cash payments for interest expense	$ 854	$ 875

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains (Losses)	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Market-	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	able Securities	Equity

BALANCE AT 12/31/02	---	$ ---	9,570,323	$ 96	$135,324	$ 42,361	$(63,440)	$ 135	$114,476
Net income	---	---	---	---	---	2,741	---	---	2,741
Unrealized losses on marketable
securities, net	---	---	---	---	---	---	---	(164)	(164)
Total comprehensive income									2,577
Dividends to common share-
holders ($.3325 per share)	---	---	---	---	---	---	(3,182)	---	(3,182)

BALANCE AT 3/31/03	---	$ ---	9,570,323	$ 96	$135,324	$ 45,102	$(66,622)	$ (29)	$113,871

BALANCE AT 12/31/01	---	$ ---	9,570,323	$ 96	$135,324	$ 33,863	$(50,712)	$ ---	$118,571
Net income	---	---	---	---	---	2,137	---	---	2,137
Dividends to common share-
holders ($.3325 per share)	---	---	---	---	---	---	(3,182)	---	(3,182)

BALANCE AT 3/31/02	---	$ ---	9,570,323	$ 96	$135,324	$ 36,000	$(53,894)	$ ---	$117,526

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES:

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2003, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents, operations and the timing of debt and equity financings.

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

	Three Months Ended
	March 31
	2003	2002
BASIC:
Weighted average common shares	9,570,323	9,570,323
Net income available to common stockholders	$2,741,000	$ 2,137,000

Net income per common share	$ .29	$ .22

DILUTED:
Weighted average common shares	9,570,323	9,570,323
Stock options	162,929	207,225
Average common shares outstanding	9,733,252	9,777,548

Net income available to common stockholders	$2,741,000	$ 2,137,000

Net income per common share	$ .28	$ .22

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES:

NHR began operating on December 31, 1997 after the exchange of NHR common stock for certain assets of NHC including mortgage notes receivable and real property. In order to protect the REIT status of NHR, certain NHC unitholders received limited partnership units of NHR/OP, L.P. rather than shares of common stock of NHR. As a result of certain unitholders' involuntary acceptance of NHR/OP, L.P. partnership units to benefit all other unitholders, we have indemnified those certain unitholders for any tax consequence resulting from any involuntary conversion of NHR/OP, L.P. partnership units into shares of NHR common stock. The indemnification expires at such time as the NHR/OP, L.P. unitholders are in a position to voluntarily convert their partnership units into NHR common stock on a tax free basis without violating applicable REIT requirements.

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

NOTE 4. MORTGAGE NOTE CONTINGENCIES:

FCC Notes Receivable

Approximately $44,616,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt.

Effective July 31, 1999, the 14 FCC centers were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company during the second quarter of 2002. The ability of FCC to service the mortgage notes held by NHR is dependent on Schwartzberg Associates' ability to make its lease payments to FCC. As of March 31, 2003, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $22,963,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $18,705,000 at December 31, 2002, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we transferred three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding and a total carrying amount of $15,717,000 ($15,473,000 at March 31, 2003) to NHI. We received cash from NHI equal to our carrying amount. The transfer agreement with NHI includes provisions that allow us the ability to repurchase the transferred notes after July 1, 2003 at a price equal to the then outstanding principal and interest balance. The agreement also provides that, beginning January 2, 2004, NHI may put the notes back to us at a price equal to the then outstanding principal and interest balance or require us to make the debt service payments required under the notes. As the result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we account for the transfer of notes receivable to NHI as a borrowing rather than as a sale of the notes. We continue to recognize the notes receivable on our consolidated balance sheet as of March 31, 2003 in the amount of $15,473,000, and we continue to recognize interest income on the notes. Additionally, we have recognized an obligation to NHI in the amount of $15,473,000 on our consolidated balance sheet as of March 31, 2003 and we recognize interest expense on such obligation.

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of NHI common stock for approximately $3,483,000. At March 31, 2003, the fair value of the shares is $3,454,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

NOTE 6. DISPOSITION OF REAL ESTATE:

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $2,197,000 as of March 31, 2003) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

NOTE 7. DEBT

Our bank term loan, (principal balance at March 31, 2003 of $58,157,000) matures on December 31, 2003. We plan to obtain proceeds from the refinancing of certain assets through first mortgage notes with community banks and existing lenders in order to satisfy the debt obligation in 2003. Although we believe that we will be successful in refinancing our December 2003 debt obligation, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to retire the entire debt obligation. The inability to obtain adequate refinancing prior to December 31, 2003 would have a material adverse effect on our financial position, results of operation and cash flows.

NOTE 8. STOCK OPTION PLAN

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

There have been no changes in options outstanding since December 31, 2002. At March 31, 2003, all options outstanding are exercisable. Exercise prices on the options range from $6.50 to $16.95. The weighted average contractual life of options outstanding at March 31, 2003 is 2.6 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At March 31, 2003, 66,802 additional options to purchase shares of common stock may be issued under the stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our earnings per share.

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30 will now be used to classify those gains and losses. The provisions of SFAS 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. We adopted the provisions of SFAS 145 effective January 1, 2003. The adoption of SFAS 145 has not had a significant effect on our financial position, results of operations or cash flows.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provision of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 15"). See Note 8 for the required disclosures under SFAS 148.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 33 first and second mortgage promissory notes with principal balances totaling $64,886,000 (the Notes) at March 31, 2003 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income form these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) and our primary mortgagee is Florida Convalescent Centers, Inc. (FCC). Management's primary concern is the refinancing at favorable terms of its $58,157,000 term loan, which matures December 31, 2003.

Competitive Restrictions-

We have an Advisory Services Agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 78 long-term care health care facilities with 9,584 beds in 11 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason or (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon our capacities as landlord and note holder of those certain assets we currently hold.

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

Valuations of and Impairments to Our Investments

Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been proposed for the next fiscal year of the federal government. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have effected some of our lessees and mortgagees. Based on events occurring during the first quarter of 2003, we determined that no impairments of our investments had occurred.

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 144"). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments and general economic conditions on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

CAPITAL RESOURCES AND LIQUIDITY

Maturities

At March 31, 2003, our bank debt as a percentage of total liabilities and capital was 36.9%. Our debt of $79,243,000 includes a term loan with a principal amount of $58,157,000.

In order to address our $58,157,000 of 2003 debt maturities and our potential 2004 obligation to repurchase the $15,473,000 of mortgage notes from NHI, we plan to work with existing lenders to extend the debt maturity and/or, if necessary, sell assets. Although we believe that we will be successful in refinancing our obligations, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to meet these entire obligations. The inability to obtain adequate refinancing prior to December 31, 2003 would have a material adverse effect on our financial position, results of operation and cash flows.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At March 31, 2003, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we transferred three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding and a total carrying amount of $15,717,000 ($15,473,000 at March 31, 2003) to NHI. We received cash from NHI equal to our carrying amount. The transfer agreement with NHI includes provisions that allow us the ability to repurchase the transferred notes after July 1, 2003 at a price equal to the outstanding principal and interest balance. The agreement also provides that, beginning January 2, 2004, NHI may put the notes back to us at a price equal to the outstanding principal and interest balance. As the result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we account for the transfer of notes receivable to NHI as a borrowing from NHI rather than as a sale of the notes. We continue to recognize the notes receivable on our consolidated balance sheet as of March 31, 2003, and we continue to recognize interest income on the notes. Additionally, we have recognized an obligation to NHI on our consolidated balance sheet as of March 31, 2003 and have recognized interest expense on such obligation. FCC Notes

Of the $64,886,000 of mortgage and other notes receivable, $44,616,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank debt. If not so used, we will attempt to reinvest any amounts prepaid. Our existing term loan requires a portion of the prepayments to be used to reduce bank debt. In the event that we use any prepayments to pay down existing debt, a reduction of our cash flow will result. However, no dividend reductions are expected in the near future.

Effective July 31, 1999, the FCC centers were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company, during the second quarter of 2002. The ability of FCC to service the mortgage notes held by us is dependent on Schwartzberg Associates' ability to make its lease payments to FCC. Our payments from FCC are current as of March 31, 2003.

Approximately $22,963,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight facilities total approximately $18,705,000 at December 31, 2002, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage that is senior to our second mortgage on these eight Florida nursing homes.

HSMI Sale

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI) to HSMI. Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $2,197,000 as of March 31, 2003) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2003 in the amount of $5,482,000 compared to $5,619,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The decrease is due primarily to increased net income after adding back the provision for realty and loan losses in the prior period.

Cash flows provided by investing activities was comprised of net collections on mortgage notes receivable of $676,000 during the three months ended March 31, 2003 compared to $1,308,000 in the prior period.

Cash flows used in financing activities included payments on long-term debt of $245,000 ($938,000 last year), payments for dividends to stockholders of $3,182,000 ($3,182,000 last year), and payments for cash distributions to partners of $404,000 ($404,000 last year). A principal payment of $1,250,000 related to our term loan was due and was made on the first day of the subsequent quarter.

Dividends

We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net income for the three months ended March 31, 2003 is $2,741,000 versus $2,137,000 for the same period in 2002, an increase of 28.3%. Diluted earnings per common share is 28 cents in the 2003 period, compared to 22 cents in the 2002 period.

Total revenues for the three months ended March 31, 2003 decreased $131,000 to $6,046,000 from $6,177,000 for the three months ended March 31, 2002. Revenues from rental income increased $125,000 or 3.0% when compared to the same period in 2002. Revenues from mortgage interest decreased $347,000 or 18.0% in 2003 as compared to the same period in 2002.

The increase in rental income is due to increased percentage rent. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

Of the $347,000 decrease in mortgage interest income, approximately $275,000 is due to the repayment in December 2002 of two mortgages receivable totaling $10,737,000. Mortgage interest income decreased also because of reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Investment interest and other income increased $90,000 due to dividends earned on investments purchased in September, 2002.

Total expenses for the 2003 three month period decreased $812,000 or 21.6% to $2,958,000 from $3,770,000 for the 2002 three month period. Interest expense increased $177,000 or 20.3% in the 2003 three month period as compared to the 2002 period. Depreciation of real estate decreased $111,000 or 6.5%. No realty loss has been recognized this year compared to a $1,000,000 write-down of the real estate of our Indiana properties in the 2002 period. General and administrative costs increased $18,000 or 9.7%.

Interest expense increased due primarily to the recognition of interest expense on our $15,700,000 obligation to NHI, which started in December 2002, offset by reduced interest expense on the credit facility. The reduced interest expense on the credit facility was caused by principal paydowns ($25 million) at the end of 2002 offset by an increased rate effective January 1, 2003.

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

The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:

	Three Months Ended
	March 31
	2003	2002

Income before minority interests in consolidated subsidiaries	$ 3,088	$ 2,407
Adjustments:
Real estate depreciation	1,590	1,701
Impairment losses related to depreciable property	---	1,000
Adjustment for minority interest - affiliates	(527)	(576)
Funds from operations	$ 4,151	$ 4,532

Weighted average shares:
Basic	9,570,323	9,570,323
Diluted	9,733,252	9,777,548

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

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes were initially leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. By court order, the lease was terminated in 2002. FCC immediately re-leased the properties to Schwartzberg Associates, a private, multi-state long-term care company. The ability of FCC to service the mortgage notes held by us is initially dependent on Schwartzberg Associates' ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or re-lease these facilities. All FCC note payments are current as of March 31, 2003.

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

FORWARD-LOOKING STATEMENTS

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

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2002 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The Annual Report and Form 10-Q's are available on our web site at www.nationalhealthrealty.com. You should carefully consider those risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

As of March 31, 2003, $63,885,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $288,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $288,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

The remaining $15,358,000 of our long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on April 24, 2003.

(b) Matters voted upon at the meeting are as follows:

Election of Robert G. Adams and Olin O. Williams to serve as directors for terms of three years or until their successors have been fully elected and qualified and to elect Mr. Joseph M. Swanson to complete the unexpired term of Dr. J. K. Twilla. Other directors who terms of office continue are W. Andrew Adams, Mr. Ernest G. Burgess, III, and Mr. Richard F. LaRoche, Jr.

Nominee	Voting For	Withholding Authority	Percent For
Robert G. Adams	7,866,560	936,074	82.2
Olin O. Williams	8,779,940	22,694	91.7
Joseph M. Swanson	8,732,140	70,494	91.2

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K - Form 8-K filed on April 24, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date May 7, 2003	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date May 7, 2003	/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

Exhibit 31

CERTIFICATION

I, W. Andrew Adams, certify that:

1. I have reviewed this annual report on Form 10-Q of National Health Realty, Inc.;

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

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003
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

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q
of National Health Realty, Inc.
For The Quarter Ended March 31, 2003

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Realty, Inc. ("Issuer") for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2003.

This Certification is executed as of May 7, 2003.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Realty, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.