Form 10-Q
period 2003-06-30
NATIONAL HEALTH REALTY INC
filed 2003-08-14
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2003	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its Charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

9,567,603 shares of common stock were outstanding as of July 31, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Real estate properties:
Land	$ 20,204	$ 20,206
Buildings and improvements	153,738	153,761
	173,942	173,967
Less accumulated depreciation	(38,183)	(35,004)
Real estate properties, net	135,759	138,963

Mortgage and other notes receivable	64,217	65,562
Interest and rent receivable	286	459
Cash and cash equivalents	8,681	5,696
Marketable securities	4,149	3,618
Deferred costs and other assets	559	643
Total Assets	$213,651	$214,941

LIABILITIES
Debt	$ 77,812	$ 79,488
Minority interest in consolidated subsidiaries	14,353	14,485
Accounts payable and other accrued expenses	1,145	1,074
Accrued interest	200	10
Dividends payable	3,182	3,182
Distributions payable to partners	404	404
Deposit on real estate properties sold	2,572	1,822
Total Liabilities	99,668	100,465

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,570,323 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,324	135,324
Cumulative net income	47,701	42,361
Cumulative dividends	(69,804)	(63,440)
Unrealized gains on marketable securities	666	135
Total Stockholders' Equity	113,983	114,476
Total Liabilities and Stockholders' Equity	$213,651	$214,941

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2002 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,244	$ 4,178	$ 8,602	$ 8,411
Mortgage interest income	1,584	1,935	3,168	3,866
Investment interest and other income	106	12	210	25
	5,934	6,125	11,980	12,302
EXPENSES:
Interest	1,085	823	2,134	1,695
Depreciation of real estate	1,589	1,702	3,179	3,403
Amortization of loan costs	119	223	235	235
Realty and loan losses	---	---	---	1,000
General and administrative	213	204	416	389
	3,006	2,952	5,964	6,722

INCOME BEFORE MINORITY INTEREST
IN CONSOLIDATED SUBSIDIARIES	2,928	3,173	6,016	5,580

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	329	358	676	628

NET INCOME	$ 2,599	$ 2,815	$ 5,340	$ 4,952

NET INCOME PER COMMON SHARE:
Basic	$ .27	$ .29	$ .56	$ .52
Diluted	$ .27	$ .29	$ .55	$ .51

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,570,323	9,570,323	9,570,323	9,570,323
Diluted	9,744,245	9,790,054	9,738,749	9,783,801

Common dividends per share declared	$ .3325	$ .3325	$ .6650	$ .6650

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2003	2002
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,340	$ 4,952
Depreciation of real estate	3,179	3,403
Realty losses	---	1,000
Amortization and write-off of loan costs	235	235
Minority interest in consolidated subsidiaries	676	628
Decrease in interest and rent receivable	173	11
Increase in other assets	(151)	(11)
Increase in accounts payable and accrued liabilities	261	23
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,713	10,241

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) disposal of property and equipment, net	25	---
Increase in deposit on real estate properties sold	750	604
Collection of mortgage notes receivable	1,345	1,928
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,120	2,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(1,676)	(5,075)
Dividends paid to stockholders	(6,364)	(6,364)
Distributions paid to partners	(808)	(808)
NET CASH USED IN FINANCING ACTIVITIES	(8,848)	(12,247)

INCREASE IN CASH AND CASH EQUIVALENTS	2,985	526
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,696	4,436
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,681	$ 4,962

Supplemental Information:
Cash payments for interest expense	$ 895	$ 1,715

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains on	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/02	---	$ ---	9,570,323	$ 96	$135,324	$ 42,361	$(63,440)	$ 135	$114,476
Net income	---	---	---	---	---	5,340	---	---	5,340
Unrealized losses on marketable
securities, net	---	---	---	---	---	---	---	531	531
Total comprehensive income									5,871
Dividends to common share-
holders ($.6650 per share)	---	---	---	---	---	---	(6,364)	---	(6,364)

BALANCE AT 6/30/03	---	$ ---	9,570,323	$ 96	$135,324	$ 47,701	$(69,804)	$ 666	$113,983

BALANCE AT 12/31/01	---	$ ---	9,570,323	$ 96	$135,324	$ 33,863	$(50,712)	$ ---	$118,571
Net income	---	---	---	---	---	4,952	---	---	4,952
Dividends to common share-
holders ($.6650 per share)	---	---	---	---	---	---	(6,364)	---	(6,364)

BALANCE AT 6/30/02	---	$ ---	9,570,323	$ 96	$135,324	$ 38,815	$(57,076)	$ ---	$117,159

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2002, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including changes in interest rates, rents, operations and the timing of debt and equity financings.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002
BASIC:
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,570,323
Net income available to common stockholders	$2,599,000	$ 2,815,000	$5,340,000	$4,952,000

Net income per common share	$ .27	$ .29	$ .56	$ .52

DILUTED:
Weighted average common shares	9,570,323	9,570,323	9,570,323	9,570,323
Stock options	173,922	219,731	168,426	213,478
Average common shares outstanding	9,744,245	9,790,054	9,738,749	9,783,801

Net income available to common stockholders	$2,599,000	$ 2,815,000	$5,340,000	$4,952,000

Net income per common share	$ .27	$ .29	$ .55	$ .51

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

NOTE 4. MORTGAGE NOTE CONTINGENCIES

FCC Notes Receivable

Approximately $44,156,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. The notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing line of credit requires a portion of the prepayments to be used to reduce bank debt.

Effective July 31, 1999, the 14 FCC centers were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company during the second quarter of 2002. The ability of FCC to service the mortgage notes held by NHR is dependent on Schwartzberg Associates' ability to make its lease payments to FCC. As of June 30, 2003, FCC has made all required payments to NHR under the terms of the note agreements.

Approximately $22,736,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight Florida nursing homes, totaling approximately $17,105,000 at June 30, 2003, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank Minnesota N.A. holds a first mortgage which is senior to NHR's second mortgage on these eight Florida nursing homes.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we transferred three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding and a total carrying amount of $15,717,000 ($15,296,000 at June 30, 2003) to NHI. We received cash from NHI equal to our carrying amount. The transfer agreement with NHI includes provisions that allow us the ability to repurchase the transferred notes after July 1, 2003 at a price equal to the then outstanding principal and interest balance. The agreement also provides that, beginning January 2, 2004, NHI may put the notes back to us at a price equal to the then outstanding principal and interest balance or require us to make the debt service payments required under the notes. As the result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we account for the transfer of notes receivable to NHI as a borrowing rather than as a sale of the notes. We continue to recognize the notes receivable on our consolidated balance sheet as of June 30, 2003 in the amount of $15,296,000, and we continue to recognize interest income on the notes. Additionally, we have recognized an obligation to NHI in the amount of $15,296,000 on our consolidated balance sheet as of June 30, 2003 and we recognize interest expense on such obligation.

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of NHI common stock for approximately $3,483,000. At June 30, 2003, the fair value of the shares is $4,149,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

NOTE 6. DISPOSITION OF REAL ESTATE

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $2,572,000 as of June 30, 2003) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

NOTE 7. DEBT

Our bank term loan, (principal balance at June 30, 2003 of $56,907,000) matures on December 31, 2003. Management is currently in discussion with its bank group to extend the maturity date. Although we believe that we will be successful in refinancing our December 2003 debt obligation, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to retire the entire debt obligation. The inability to obtain adequate refinancing prior to December 31, 2003 would have a material adverse effect on our financial position, results of operation and cash flows.

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

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 1999	382,000	$ 8.50
Options granted	15,000	6.50
Outstanding December 31, 2000	397,000	8.42
Options granted	15,000	10.74
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Outstanding June 30, 2003	437,000	8.92

At June 30, 2003, all options outstanding are exercisable. Exercise prices on the options range from $6.50 to $16.95. The weighted average contractual life of options outstanding at June 30, 2003 is 2.4 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At June 30, 2003, 51,802 additional options to purchase shares of common stock may be issued under the stock option plan.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. Through June 30, 2003, adoption of FIN 45 has not had a material effect on the Company's financial statements. The future effect of FIN 45 on the Company's financial statements will depend on whether the Company enters into new or modifies existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities. Variable interest entities created prior to February 1, 2003, must be consolidated effective July 1, 2003. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own 33 first and second mortgage promissory notes with principal balances totaling $64,217,000 (the Notes) at June 30, 2003 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income form these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) and our primary mortgagee is Florida Convalescent Centers, Inc. (FCC). Management's primary concern is the refinancing at favorable terms of its $56,907,000 term loan, which matures December 31, 2003.

Competitive Restrictions-

We have an Advisory Services Agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 78 long-term care health care facilities with 9,586 beds in 11 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason or (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon our capacities as landlord and note holder of those certain assets we currently hold.

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

Valuations of and Impairments to Our Investments

Since 1999 the long-term health care industry has experienced material reductions in government and private insurance reimbursements. While some legislative relief was granted in 2000 and 2001, additional reductions in reimbursement have been proposed for the next fiscal year of the federal government. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have effected some of our lessees and mortgagees. Based on events occurring during the first and second quarters of 2003, we determined that no impairments of our investments had occurred.

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

CAPITAL RESOURCES AND LIQUIDITY

Maturities

At June 30, 2003, our bank debt as a percentage of total liabilities and capital was 36.4%. Our debt of $77,812,000 includes a term loan with a principal amount of $56,907,000.

In order to address our $56,907,000 of 2003 debt maturities and our potential 2004 obligation to repurchase the $15,473,000 of mortgage notes from NHI, management is currently in discussion with its bank group to extend the maturity date of our bank debt. Although we believe that we will be successful in refinancing our obligations, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to meet these entire obligations. The inability to obtain adequate refinancing prior to December 31, 2003 would have a material adverse effect on our financial position, results of operation and cash flows.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At June 30, 2003, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we transferred three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding and a total carrying amount of $15,717,000 ($15,296,000 at June 30, 2003) to NHI. We received cash from NHI equal to our carrying amount. The transfer agreement with NHI includes provisions that allow us the ability to repurchase the transferred notes after July 1, 2003 at a price equal to the outstanding principal and interest balance. The agreement also provides that, beginning January 2, 2004, NHI may put the notes back to us at a price equal to the outstanding principal and interest balance. As the result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we account for the transfer of notes receivable to NHI as a borrowing from NHI rather than as a sale of the notes. We continue to recognize the notes receivable on our consolidated balance sheet as of June 30, 2003, and we continue to recognize interest income on the notes. Additionally, we have recognized an obligation to NHI on our consolidated balance sheet as of June 30, 2003 and have recognized interest expense on such obligation.

FCC Notes

Of the $64,217,000 of mortgage and other notes receivable, $44,156,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. The FCC notes may be prepaid without penalty. If prepayment occurs, we will apply some or all of the proceeds against our bank debt. If not so used, we will attempt to reinvest any amounts prepaid. Our existing term loan requires a portion of the prepayments to be used to reduce bank debt. In the event that we use any prepayments to pay down existing debt, a reduction of our cash flow will result. However, no dividend reductions are expected in the near future.

Effective July 31, 1999, the FCC centers were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company, during the second quarter of 2002. The ability of FCC to service the mortgage notes held by us is dependent on Schwartzberg Associates' ability to make its lease payments to FCC. Our payments from FCC are current as of June 30, 2003.

Approximately $22,736,000 of our notes receivable from FCC are secured by second mortgages on eight Florida nursing homes. The first mortgage notes on these eight facilities total approximately $17,105,000 at June 30, 2003, are tax exempt and are additionally secured with letters of credit issued by Norwest Bank Minnesota N.A. Accordingly, Norwest Bank currently holds a first mortgage that is senior to our second mortgage on these eight Florida nursing homes.

HSMI Sale

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to Health Services Management of Indiana, LLC (HSMI) to HSMI. Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We account for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Consistent with the deposit method, we have not recorded the sale of the assets and continue to record depreciation expense each period. Any cash received from the buyer (which since the sale totals $2,572,000 as of June 30, 2003) is reported as deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 are met, at which time we will account for the sale under the full accrual method.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 2003 in the amount of $9,713,000 compared to $10,241,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period decrease is due primarily to reduced mortgage interest income and increased interest expense.

Cash flows provided by investing activities totaled $2,120,000 during the six months ended June 30, 2003 compared to $2,532,000 in the prior period. Collection of mortgage notes receivable provided $1,345,000 of cash flow in the current period compared to $1,928,000 in the same period last year. An increase in the deposit on real estate properties sold provided $750,000 of cash flow this year compared to $604,000 last year.

Cash flows used in financing activities totaled $8,848,000 ($12,247,000 last year) and included payments on long-term debt of $1,676,000 ($5,075,000 last year), payments for dividends to stockholders of $6,364,000 ($6,364,000 last year), and payments for cash distributions to partners of $808,000 ($808,000 last year).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net income for the three months ended June 30, 2003 is $2,599,000 versus $2,815,000 for the same period in 2002, a decrease of 7.7%. Diluted earnings per common share is 27 cents in the 2003 period, compared to 29 cents in the 2002 period.

Total revenues for the three months ended June 30, 2003 decreased $191,000 to $5,934,000 from $6,125,000 for the three months ended June 30, 2002. Revenues from rental income increased $66,000 or 1.6% when compared to the same period in 2002. Revenues from mortgage interest decreased $351,000 or 18.1% in 2003 as compared to the same period in 2002.

The increase in rental income is due to increased percentage rent. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

Of the $351,000 decrease in mortgage interest income, approximately $275,000 is due to the repayment in December 2002 of two mortgages receivable totaling $10,737,000. Mortgage interest income decreased also because of reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Investment interest and other income increased $94,000 due to dividends earned on investments purchased in September 2002.

Total expenses for the 2003 three month period increased $54,000 or 1.8% to $3,006,000 from $2,952,000 for the 2002 three month period. Interest expense increased $262,000 or 31.8% in the 2003 three month period as compared to the 2002 period. Depreciation of real estate decreased $113,000 or 6.6%. General and administrative costs increased $9,000 or 4.4%.

Interest expense increased due primarily to the recognition of interest expense on our $15,700,000 obligation to NHI, which started in December 2002, offset by reduced interest expense on the credit facility. The reduced interest expense on the credit facility was caused by principal paydowns ($25 million) at the end of 2002 offset by an increased rate effective January 1, 2003.

We have adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (loss) applicable to common stockholders (computed in accordance with generally accepted accounting principles or "GAAP") excluding gains (or losses) from sales of property, plus depreciation of real property and after investments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows form operations, investing or financing activities as a measure of liquidity. FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.

The following table reconciles net income (loss) applicable to common stockholders to funds from operations applicable to common stockholders:

	Three Months Ended
	June 30
	2003	2002

Income before minority interests in consolidated subsidiaries	$2,928	$3,173
Adjustments:
Real estate depreciation	1,589	1,702
Adjustment for minority interest - affiliates	(509)	(549)
Funds from operations	$4,008	$4,326

Weighted average shares:
Basic	9,570,323	9,570,323
Diluted	9,744,245	9,790,054

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net income for the six months ended June 30, 2003 is $5,340,000 versus $4,952,000 for the same period in 2002, an increase of 7.8%. Diluted earnings per common share is 55 cents in the 2003 period, compared to 51 cents in the 2002 period.

Total revenues for the six months ended June 30, 2003 decreased $322,000 to $11,980,000 from $12,302,000 for the six months ended June 30, 2002. Revenues from rental income increased $191,000 or 2.3% when compared to the same period in 2002. Revenues from mortgage interest decreased $698,000 or 18.1% in 2003 as compared to the same period in 2002.

The increase in rental income is due to increased percentage rent. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

Of the $698,000 decrease in mortgage interest income, approximately $550,000 is due to the repayment in December 2002 of two mortgages receivable totaling $10,737,000. Mortgage interest income decreased also because of reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Investment interest and other income increased $185,000 due to dividends earned on investments purchased in September, 2002.

Total expenses for the six months ended June 30, 2003 decreased $758,000 or 11.3% to $5,964,000 from $6,722,000 for the 2002 three month period. Interest expense increased $439,000 or 25.9% in the 2003 six month period as compared to the 2002 period. Depreciation of real estate decreased $224,000 or 6.6%. No realty loss has been recognized this year compared to a $1,000,000 write-down of the real estate of our Indiana properties in the 2002 period. General and administrative costs increased $27,000 or 6.9%.

Interest expense increased due primarily to the recognition of interest expense on our $15,700,000 obligation to NHI, which started in December 2002, offset by reduced interest expense on the credit facility. The reduced interest expense on the credit facility was caused by principal paydowns ($25 million) at the end of 2002 offset in part by an increased rate effective January 1, 2003.

We have adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined as net income (loss) applicable to common stockholders (computed in accordance with generally accepted accounting principles or "GAAP") excluding gains (or losses) from sales of property, plus depreciation of real property and after investments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows form operations, investing or financing activities as a measure of liquidity. FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.

The following table reconciles net income (loss) applicable to common stockholders to funds from operations applicable to common stockholders:

	Six Months Ended
	June 30
	2003	2002

Income before minority interests in consolidated subsidiaries	$ 6,016	$ 5,580
Adjustments:
Real estate depreciation	3,179	3,403
Impairment losses related to depreciable property	---	1,000
Adjustment for minority interest - affiliates	(1,036)	(1,125)
Funds from operations	$ 8,159	$ 8,858

Weighted average shares:
Basic	9,570,323	9,570,323
Diluted	9,738,749	9,783,801

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

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes were initially leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. By court order, the lease was terminated in 2002. FCC immediately re-leased the properties to Schwartzberg Associates, a private, multi-state long-term care company. The ability of FCC to service the mortgage notes held by us is initially dependent on Schwartzberg Associates' ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or re-lease these facilities. All FCC note payments are current as of June 30, 2003.

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

This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995. All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as "believes", "anticipates", "expects", "intends", "estimates", "plans", and other similar expressions are forward-looking statements.

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

As of June 30, 2003, $62,570,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of approximately $277,000 and likewise, a reduction in interest rates would result in annual interest expense declining by approximately $277,000. A hypothetical 10% change in interest rates would not have a material impact on the fair values of these instruments.

The remaining $15,242,000 of our long-term debt bears interest at fixed rates. Because the interest rates of these instruments are fixed, a hypothetical 10% change in interest rates would have no impact on our future earnings and cash flows related to these instruments.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

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
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K

Form 8-K filed on June 5, 2003 regarding second quarter dividend announcement.

Form 8-K filed on July 30, 2003 regarding second quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date August 13, 2003	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date August 13, 2003	/s/ Donald K. Daniel
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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003
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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 13, 2003
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q
of National Health Realty, Inc.
For The Quarter Ended June 30, 2003

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Realty, Inc. ("Issuer") for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2003.

This Certification is executed as of August 13, 2003.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Realty, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.