Form 10-K
period 2003-12-31
NATIONAL HEALTH REALTY INC
filed 2004-02-23
CIK 1047334

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2003
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

The aggregate market value of voting stock held by nonaffiliates of the registrant was $116,223,395 as of June 30, 2003
The number of shares of Common Stock outstanding as of February 1, 2004 was 9,590,588.

PART 1

ITEM 1

BUSINESS

General

National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) currently owns 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We additionally own first mortgage secured promissory notes with an outstanding balance of $44.6 million (the Notes). The Health Care Facilities and the Notes were originally acquired on December 31, 1997 from our then sole owner National HealthCare Corporation (NHC), (formerly National HealthCare L.P). NHR leases the Healthcare Facilities (the Leases), 14 properties to NHC and nine properties to nine separate Florida corporations. The Leases covering the Healthcare Facilities are "triple net" leases, meaning the tenant shall pay all charges and expenses in connection with the leased property throughout the term of the lease. NHR's revenues are derived primarily from the interest and principal payments on the Notes and from rent payments, primarily from NHC, under the Leases.

Fifteen of the Notes (representing approximately $30.6 million in principal amount at December 31, 2003 and collateralized with six nursing facilities) are first mortgage notes due from Florida Convalescent Centers, Inc. or an affiliate (FCC). The six nursing facilities were managed by NHC through July 31, 1999. Since August 1, 1999, the six centers have been leased by FCC to third parties: first to Integrated Health Services, Inc. (IHS) a publicly owned long term care company which filed for bankruptcy on February 2, 2000 and since the second quarter of 2002 to Schwartzberg Associates, a private multi-state long-term care company. Approximately $21.9 million of second mortgages were prepaid by FCC to NHR on November 2, 2003. Proceeds from the prepayments were used by NHR to pay down its credit facility. The FCC Notes remaining outstanding bear interest at 10.25% and are due in 2004, primarily in October. In December 2003, two FCC Notes previously sold at par by NHR to raise cash were repurchased at par for $9,411,000. Proceeds to purchase the notes were obtained through borrowings from NHC.

The remaining Notes (representing approximately $14.0 million in principal amount at December 31, 2003) are secured by nursing facilities and separate makers and guarantors. During 2000, we foreclosed on two of the Notes and obtained title to four nursing facilities. One of these facilities was closed and the remaining three were sold effective January 1, 2001 to a third party for the outstanding balance of the original notes on the four properties at the same rate of interest. The purchaser paid no down payment, and we reported all current payments as a deposit until November, 2003 when the amount collected became adequate to recognize the sale. The sale recognition resulted in recording a mortgage note receivable and reporting a gain on sale of real estate of approximately $1.1 million. In December 2003, one note receivable previously sold at par by NHR to raise cash was repurchased at par for $5,526,000. Proceeds to purchase the note receivable were obtained through borrowings from NHC.

At our formation, we entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC provides us with investment advice, office space and personnel. This agreement also puts certain limitations on our investment opportunities. See "Investment and Other Policies of NHR" below.

Credit Facility

Our credit facility of $31.2 million was scheduled to mature in December 2003 but was extended for one year. The extended credit facility matures December 31, 2004 and bears interest at variable rates, currently at the Eurodollar rate plus 2.00% (3.12% at December 31, 2003). In November 2003, approximately $22.0 million of principal was repaid. Proceeds to repay the principal were obtained from the prepayment of FCC mortgage notes receivable.

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

Advisory Agreement. We have contracted for our management with NHC. The NHR Advisory Agreement provides that we will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. For its services, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 2003 was $476,000. Either party may terminate the Advisory Agreement on 90 days notice.

Objective, Policies and Competitive Restrictions. We were organized to own the Healthcare Facilities and Notes. Because of the competitive restrictions contained in the Advisory Agreement, we do not currently intend to seek further health care-related investment opportunities or to provide lease or mortgage financing for such investments. We expect to continue to engage in transactions with NHC, but do not anticipate purchasing from, leasing to or financing other operations. Subject to the Advisory Agreement, the Board of Directors may alter our investment policies if they determine that such a change is in the best interests of the Company and our stockholders. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

NHC Master Agreement to Lease

The Master Agreement to Lease (the "Master Agreement") with NHC regarding the Health Care Facilities sets forth terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2007 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an "all or nothing" basis. During the initial term and the first and second renewal terms (if applicable), NHC is obligated to pay annual base rent plus additional percentage rent on a quarterly basis. NHR recognized $1,128,000 of percentage rent from NHC during 2003.

The Master Agreement is a "triple net lease", under which NHC is responsible to pay all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, and other charges relating to the ownership and operation of the Health Care Facilities). NHC is also obligated to indemnify and hold harmless NHR from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials or other environmental responsibility with respect to the Health Care Facilities.

During 2000, NHC terminated, with our consent, the individual healthcare facility leases on nine healthcare facilities in Florida. We then re-leased these nine healthcare centers to separate Florida corporations not owned or controlled by NHC. NHC's obligations to us on these properties remain in full force and effect, even though operational control has been transferred. Since October 1, 2000, the nine separate Florida corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine healthcare centers.

Indiana Properties

During 2000, we obtained title by foreclosure to four properties on which we previously had mortgage notes receivable. We immediately entered into new leases for three of the facilities, but the fourth facility was closed. Effective January 1, 2001 the three facilities were sold to Health Services Management of Indiana, LLC (HSMI). The principal officer of the entity that currently owns the three properties was also the principal officer of the company which owned the properties prior to the foreclosure.

We accounted for the sale of the three facilities under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 66. Consistent with the deposit method, we initially did not record the sale of the assets and continued to record depreciation expense each period. Any cash received from the buyer (which totaled $3,092,000 as of October 31, 2003) was reported as a deposit on real estate properties sold awaiting the time the down payment and continuing investment criteria of SFAS 66 were met.

Effective November 1, 2003, the criteria of SFAS 66 were met. Therefore, the sale of the real estate properties was recorded resulting in a gain on sale of real estate of approximately $1,149,000. The sale of the assets resulted in recording mortgage notes receivable of approximately $3,740,000.

Advisory Agreement

At our inception we entered into an agreement with NHC as "Advisor" under which NHC provides management and advisory services to us during the term of the Advisory Agreement. We believe the Advisory Agreement benefits us by providing us access to NHC's extensive experience in the ownership and management of long-term care facilities and retirement centers. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by our Board of Directors. The Advisory Agreement is for a stated term which expired December 31, 2003 and thereafter from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. The actual amounts paid to NHC in 2003, 2002 and 2001 were $476,000, $493,000 and $504,000, respectively.

Pursuant to the Advisory Agreement, NHC manages our day-to-day affairs and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us. The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHR including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC. Of our executive officers, Mr. W. Andrew Adams, Mr. Robert G. Adams, Ms. Charlotte A. Swafford and Mr. Donald K. Daniel are employees of NHC; Mr. LaRoche was an employee until his retirement from management responsibilities in May 2002, but remains a corporate officer for us. All of their renumeration and employment costs are paid by NHC, although a portion may be allocated for their services to NHR.

Federal Income Tax.

We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code) and we intend to continue to operate in such a manner. REITs are subject to highly complex rules governing ownership and relationships with tenants which can be inadvertently transgressed; thus no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends.

ITEM 2

PROPERTIES

Healthcare Facilities

The following table includes certain information regarding Healthcare Facilities which are owned and leased:

			Net Book	Base
		No. of	Value at	Annual
Name of Facility	Location	Beds	Dec. 31, 2003	Rent (1)
Long-Term Care Centers
The Aristocrat	Naples, FL	60	$ 4,178,371	$ 96,000
NHC HealthCare, Clinton	Clinton, SC	131	2,475,364	690,991
The Health Center at Coconut Creek	Coconut Creek, FL	120	8,102,019	775,000
The Health Center of Daytona Beach	Daytona Beach, FL	60	4,786,970	380,000
NHC HealthCare, Farragut	Farragut, TN	60	6,602,641	669,414
NHC HealthCare, Garden City	Murrells Inlet, SC	88	4,051,592	670,928
NHC HealthCare, Greenville	Greenville, SC	176	3,689,718	1,239,689
NHC HealthCare, Lexington	Lexington, SC	120	4,889,169	867,828
NHC HealthCare, Mauldin	Mauldin, SC	120	6,251,461	524,005
AdamsPlace	Murfreesboro, TN	60	4,376,035	564,755
The Imperial Health Care Center	Naples, FL	113	4,781,619	570,000
NHC HealthCare, North Augusta	North Augusta, SC	132	3,524,174	1,081,625
The Health Center of Windermere	Orlando, FL	120	6,145,039	535,000
NHC HealthCare, Parklane	Columbia, SC	120	5,910,194	787,808
Charlotte Harbor Health Care Center	Port Charlotte, FL	180	6,350,271	1,010,000
NHC HealthCare, West Plains	West Plains, MO	120	2,687,809	669,901

Assisted Living Facilities
The Place at Vero Beach	Vero Beach, FL	84	7,920,125	1,187,000
NHC Place/Anniston	Anniston, AL	68	3,966,795	344,147
AdamsPlace	Murfreesboro, TN	84	4,618,174	56,349
The Place at Merritt Island	Merritt Island, FL	84	5,811,715	765,000
The Place at Stuart	Stuart, FL	84	5,178,197	751,000
NHC Place/Farragut	Farragut, TN	84	6,770,061	225,965

Retirement Center
AdamsPlace	Murfreesboro, TN	58	13,863,743	1,497,540

(1) Additional rent equal to three percent (3%) of the increase in gross revenues (calculated and paid on a quarterly basis) of the HealthCare Facilities commenced in 2000. All leases are triple net leases.

Mortgage Notes. Currently we own approximately 23 mortgage notes representing approximately $44.6 million loaned to the owners of approximately 11 nursing homes. The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes or to provide working capital. The mortgage notes are secured by mortgages on each of the facilities. Certain of our mortgage notes (representing approximately $30.6 million of the principal amount) are due from FCC or affiliates. The FCC notes bear interest at 10.25% and are due in 2004. The balance of the mortgage notes are secured by separate makers, guarantors and properties.

Effective December 31, 2002, we sold to NHI at par three mortgage notes receivable secured by three long-term health care facilities in Florida. We received cash in the amount of $15,717,000. NHR maintained the right to repurchase the notes at par after July 1, 2003 and NHI maintained the right to resell the notes to NHR at par beginning January 2, 2004 or require us to make the debt service payments required under the notes. As a result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140), we accounted for the sale of the notes receivable to NHI as a borrowing from NHI rather than a sale of the notes. Effective December 31, 2003, NHR exercised its right to repurchase at par the notes from NHI for approximately $14,937,000. Consequently, the borrowing from NHI is not recognized on our consolidated balance sheet as of December 31, 2003.

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

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders was held on April 24, 2003, and the results were included in the March 31, 2003, Form 10-Q filed with the SEC on May 7, 2003.

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

The shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On February 11, 2004 the last reported sale price for the Common Stock on the AMEX was $20.40. As of December 31, 2003 we had approximately 4,344 shareholders, of which approximately 1,844 are holders of record with the balance indicated by security listing positions.

High and low stock prices and dividends for 2003 and 2002 were:

	2003			2002
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$15.050	$13.320	$.3325	$17.250	$14.900	$.3325
June 30	16.180	13.320	.3325	19.300	16.050	.3325
September 30	18.180	14.360	.3325	19.250	11.750	.3325
December 31	20.040	14.950	.4925	16.120	13.500	.3325

ITEM 6

SELECTED FINANCIAL DATA

(dollars in thousands, except share amounts)

	Year Ended December 31
	2003	2002	2001	2000	1999

Net revenues	$ 24,955	$ 24,773	$ 24,651	$ 25,174	$ 25,004
Net income	11,845	8,498	8,877	7,939	8,780
Net income per share
Basic	1.24	.89	.93	.83	.92
Diluted	1.21	.87	.92	.83	.91
Mortgages & other investments	44,595	65,562	79,518	84,132	94,336
Real estate properties, net	126,931	138,963	150,036	155,753	150,943
Total assets	182,878	214,941	234,987	243,357	249,094
Long term debt	47,820	79,488	96,314	100,928	101,619
Total stockholders' equity	114,242	114,476	118,571	122,422	127,147

Common shares outstanding	9,590,588	9,570,323	9,570,323	9,570,323	9,588,823

Weighted average common shares
Basic	9,575,546	9,570,323	9,570,323	9,575,959	9,573,119
Diluted	9,757,238	9,770,730	9,697,116	9,592,814	9,605,318

Common dividends declared per share	$ 1.49	$ 1.33	$ 1.33	$ 1.33	$ 1.33

ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), owns the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities), and owns 23 first promissory notes with principal balances totaling $44,595,000 (the Notes) at December 31, 2003 and secured by the real property of health care facilities.

Competitive Restrictions

We have an advisory services agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 76 long-term care health care facilities with 9,332 beds in 11 states. NHC is the primary tenant of ten licensed skilled nursing facilities, six assisted living facilities and one independent living center owned by NHR. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason or (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact real estate leasing or financing business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather we will focus upon our capacities as landlord and note holder of those certain assets conveyed to us by NHC's predecessor.

Areas of Focus

In November 2003, we received a prepayment of approximately $22 million on our 10.25% notes receivable from FCC. We used the proceeds to reduce our bank credit facility which bore interest at 3.17% at December 31, 2003. Our cash flow was reduced by the approximate 7% spread in these interest rates. This reduction in cash flow will be offset in part by our December 31, 2003 purchase of approximately $15 million of notes receivable which earn an average rate of 8.68%. We borrowed funds at approximately 4.00% to purchase the $15 million of notes receivable.

Furthermore, the majority of our $31 million of 10.25% notes receivable from FCC mature on October 31, 2004 and may be prepaid without penalty before that date. If and when these notes receivable are paid, the proceeds will be applied to our $31 million line of credit which currently matures on December 31, 2004 and to the $15 million note payable mentioned in the previous paragraph. Our cash flows would again be reduced by the spread between the yield on the mortgages receivable and the cost of debt. However, no dividend reductions are expected in the near future.

ACCOUNTING ESTIMATES

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

Our significant accounting policies and the associated estimates and the issues which impact these estimates are as follows:

Revenue Recognition - Mortgage Interest and Rental Income

We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, we may in the future determine that, based on insufficient historical collections and the lack of expected future collections, revenue for interest or rent is not realizable. For any such nonperforming investments, our policy is to recognize interest or rental income only in the period when payments are received. If conclusions as to the realizibility of revenue change, our revenues could vary significantly from period to period.

Valuations of and Impairments to Our Investments

Since the passage of the Balanced Budget Act of 1997 affecting SNFs January 1999, the long-term care industry has experienced material reductions in government and private insurance reimbursement. Some legislative relief was granted in 2000 and 2001 as a result of the Balanced Budget Refinement Act of 1999, but some of those add-on provisions expired October 1, 2002 materially reducing reimbursement. Effective October 1, 2003, the Centers for Medicare and Medicaid Services (CMS) increased reimbursement for Medicare Part A by 3.26% in addition to the annual inflationary increase of 3%. No material changes to reimbursement are expected until CMS refines the current RUG III case-mix methodology. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have affected some of our lessees and mortgagees.

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management. We monitor the liquidity and credit worthiness of our tenants and borrowers on an on-going basis. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

CAPITAL RESOURCES AND LIQUIDITY

At year end, our debt as a percentage of total liabilities and capital was 29.5%. This debt of $47,820,000 includes our credit facility debt with a principal amount of $31,175,000 and a promissory note payable to NHC with a principal amount of $14,922,000. The credit facility bears interest at variable rates, currently at the Eurodollar rate plus 2.0% (3.12% at December 31, 2003). The promissory note bears interest at the 30 day LIBOR plus 2.25% with a floor of 4.0%. The $31 million credit facility matures December 31, 2004 and the $15 million promissory note matures December 31, 2005.

In order to address the December 31, 2004 maturity of our $31 million credit facility, we plan to obtain proceeds from note receivable maturities due us (see FCC Notes below), from the refinancing of certain assets through first mortgage notes with community banks, and from refinancing with our existing lenders. Although we believe that we will be successful in refinancing our obligations, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to meet these entire obligations. The inability to obtain adequate refinancing prior to December 31, 2004 would have a material adverse effect on our financial position, results of operation and cash flows.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At December 31, 2003, all payments are current. Our leases with NHC have initial ten year terms with provisions for two five year renewal terms at the same terms as the original lease. Our leases with the nine separate lessees have initial five year terms with provisions for two five year renewal terms for which the base lease payments must be negotiated on each renewal.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we sold at par three mortgage notes receivable for $15,717,000 to NHI. We received cash from NHI equal to our carrying amount. As the result of the repurchase and put options included in the sale agreement, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we accounted for the transfer of notes receivable to NHI as a borrowing from NHI rather than as a sale of the notes. Effective December 31, 2003, NHR exercised its right to repurchase the notes at par for approximately $14,937,000 from NHI. Consequently, the borrowing from NHI is not recognized on our consolidated balance sheet as of December 31, 2003. The notes bear interest at a blended floating rate which was 8.68% on December 31, 2003. Funds to purchase the notes were borrowed from NHC at a floating rate with a floor of 4.00%. The rate was 4.00% on December 31, 2003.

FCC Notes

Of the $45,595,000 of mortgage and other notes receivable recorded on our balance sheet at December 31, 2003, $30,628,000 is due from Florida Convalescent Centers, Inc. (FCC) of Sarasota, Florida. The FCC notes bear interest at 10.25% and substantially all of the notes mature October 31, 2004. Approximately $21,982,000 of FCC notes were prepaid November 2, 2003. The proceeds of the prepayments were used to pay down our credit facility. The balance of the FCC notes may be prepaid without penalty. If repayment occurs, our existing line of credit requires the repayments to be used to reduce our bank debt. In the event that we use any prepayments to pay down existing debt, a reduction of our cash flow will result. However, no dividend reductions are expected in the near future.

Effective July 31, 1999, the FCC centers securing the FCC notes were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company, during the second quarter of 2002. The ability of FCC to service the mortgage notes held by us is dependent on Schwartzberg Associates' ability to make its lease payments to FCC or upon FCC's ability to refinance the notes payable to us upon maturity. Our payments from FCC are current as of December 31, 2003.

HSMI Sale

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to the lessee, Health Services Management of Indiana, LLC (HSMI). Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties is in the form of new mortgage notes in the total amount of $12,029,000. We accounted for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Consistent with the deposit method, we did not initially record the sale of the assets and we continued to record depreciation expense related to the assets. Cash received from the buyer (which since the sale totaled $3,092,000 as of October 31, 2003) was reported as a deposit on real estate properties sold until the period in which the down payment and continuing investment criteria of SFAS 66 were met, at which time we would account for the sale under the full accrual method. During 2002, we concluded that based on our impairment analysis in accordance with Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) and based on certain 2002 events, these real estate properties required write-downs in the amount of $4,288,000. As such, write-downs of $1,000,000 and $3,288,000 were recorded during the first and fourth quarters of 2002, respectively.

Effective November 1, 2003, the initial and continuing investment criteria of SFAS 66 were met. Therefore, the sale of the real estate properties was recorded resulting in a gain on the sale of real estate of approximately $1,149,000. The sale of the assets resulted in recording a mortgage notes receivable of approximately $3,740,000.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during 2003 in the amount of $19,083,000 compared to $20,799,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for realty and loan losses, if any, and non-cash gains on sales of real estate, if any, and working capital changes. The year to year decrease is due primarily to reduced mortgage interest income and increased interest expense.

Our investing activities provided $26,004,000 of cash flows in 2003 compared to $12,065,000 in 2002. Collections and sales of mortgage notes receivable totaled $24,707,000 in 2003 compared to $14,224,000 in 2002. Included in these collections are $21,982,000 of prepayments of mortgage notes receivable in 2003 compared to prepayment of $10,737,000 in 2002.

Deposits on real estate properties sold provided $1,270,000 of cash flow this year compared to $1,324,000 in the prior year. Cash flows used in investing activities during 2002 include an investment in marketable securities of $3,483,000 compared to no investment in marketable securities in the current year.

Net cash used in financing activities totaled $45,801,000 in 2003 compared to $31,604,000 in 2002. Cash flows provided from borrowings included $14,922,000 (from NHC) in 2003 compared to $15,717,000 (from NHI) in 2002. Cash flows from the sale of common stock were $212,000 in 2003 and none in 2002. Payments on debt were $46,590,000 in 2003 compared to $32,543,000 of payments on debt last year. Cash flows used in financing activities included $12,730,000 to pay dividends to stockholders ($12,728,000 last year), $1,615,000 to pay cash distributions to minority partners of our operating partnership ($1,618,000 last year), and $432,000 to payment of financing costs in the prior year (none in the current year).

Commitments

We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable. Regular dividends in the amount of $1.33 and a special dividend in the amount of $.16 were declared for payment during 2003.

During the fourth quarter of 2001, NHC, as the holder of certain promissory notes made by National Health Corporation and previously guaranteed in part by us, released our guarantee. Therefore, there is no longer any potential liability on our part for any default by National or NHC on any of their outstanding debt.

Our contractual cash obligations for periods subsequent to December 31, 2003 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$47,820	$32,036	$15,784	$ ---	$ ---
Total Contractual Cash Obligations	$47,820	$32,036	$15,784	$ ---	$ ---

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2004 and 2005.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net income for the year ended December 31, 2003 is $11,845,000 versus $8,498,000 for the same period in 2002, an increase of 39.4%. Diluted earnings per common share increased 34 cents or 39.1% to $1.21 in the 2003 period from 87 cents in the 2002 period.

Total revenues for the year ended December 31, 2003 increased $182,000 or .7% to $24,955,000 from $24,773,000 for the year ended December 31, 2002. Revenues from rental income increased $266,000 or 1.6% when compared to the same period in 2002. Revenues from mortgage interest decreased $1,456,000 or 18.8% in 2003 as compared to the same period in 2002. Gain on sale of real estate increased $1,149,000.

The increase in rental income is due primarily to the recognition of $324,000 of additional percentage rent. Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The decrease in mortgage interest income is the result of lower balances of notes receivable. We received prepayments on mortgages receivable totaling $21,982,000 in November 2003 and totaling $10,737,000 in December 2002. Mortgage interest income decreased also because of reductions in the principal of the mortgage notes receivable due to regular monthly amortization. The gain on sale of real estate is the result of recording the sale of Indiana properties effective November 1, 2003.

Total expenses for the year ended December 31, 2003 decreased $3,587,000 or 23.6% to $11,612,000 from $15,199,000 for the year ended December 31, 2002. Interest expense increased $668,000 or 20.1% in 2003 as compared to the 2002 period. Depreciation of real estate decreased $463,000 or 6.8%. General and administrative costs increased $17,000 or 2.1%. Realty and loan losses, $0 in the current year, were $4,020,000 in the prior year.

Interest expense increased due primarily to the recognition of interest expense on a $14,937,000 obligation to NHI which started in December 2002, offset by reduced interest expenses on the credit facility. The reduced interest on the credit facility was caused by paydowns in December 2002 and December 2003 in the amounts of $25 million and $22 million, respectively. The reduction of interest on the credit facility was offset in part due to an increased rate effective January 1, 2002.

During 2002, we concluded that based on our Statement of Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) impairment analysis and on certain events, certain real estate properties required write-downs in the net book value of $4,288,000. Write-downs of $1,000,000 and $3,288,000 were recorded during the first and fourth quarters of 2002, respectively. It is possible that additional events could occur that, if adverse to NHR, would indicate a further impairment of the net carrying amount of these real estate properties. If such adverse events occur, we will record additional losses in the period the events occur or become known.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net income for the year ended December 31, 2002 is $8,498,000 versus $8,877,000 for the same period in 2001, a decrease of 4.3%. Diluted earnings per common share decreased 5 cents or 5.4% to 87 cents in the 2002 period from 92 cents in the 2001 period.

Total revenues for the year ended December 31, 2002 increased $122,000 or .05% to $24,773,000 from $24,651,000 for the year ended December 31, 2001. Revenues from rental income increased $437,000 or 2.7% when compared to the same period in 2001. Revenues from mortgage interest decreased $449,000 or 5.5% in 2002 as compared to the same period in 2001.

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

FUNDS FROM OPERATIONS

We have adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT") October 1999 White Paper as amended April 1 2002. Accordingly, FFO is defined as net income (loss) applicable to common stockholders (computed in accordance with generally accepted accounting principles "GAAP") excluding gains (or losses) from sales of property, plus depreciation of real property and after investments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows form operations, investing or financing activities as a measure of liquidity. We view FFO as a measure of operating performance and believe that FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.

In October 2003, NAREIT informed its member companies that the SEC has taken the position that asset impairment charges should not be excluded in calculating FFO. Previously, the SEC accepted NAREIT's view that impairment charges are effectively an early recognition of an expected loss on an impending sale of property and thus should be excluded from FFO similar to other gains and losses on sales. However, the SEC's current interpretation is that recurring impairment charges on real property are not an appropriate adjustment. Based on the SEC's interpretation, we have restated our prior year FFO amounts to exclude impairment charges. This modification of FFO does not impact our net income.

The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:

(in thousands, except share and per share amounts)

Year Ended December 31,	2003	2002	2001

Net income	$ 11,845	$ 9,574	$10,004
Adjustments:
Real estate depreciation	6,322	6,785	7,393
Gain on sale of real estate	(1,149)	--	--
Minority interest in NHR/OP, L.P.'s share of add
back for real estate related depreciation and
gain on sale of real estate	(581)	(761)	(830)
Funds from operations applicable to common stockholders	$ 16,437	$14,522	$15,440

Basic funds from operations per share	$ 1.72	$ 1.52	$ 1.61
Diluted funds from operations per share	$ 1.68	$ 1.49	$ 1.59

Weighted average shares:
Basic	9,575,546	9,570,323	9,570,323
Diluted	9,757,238	9,770,370	9,697,116

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

None of our lessees or borrowers are in bankruptcy, but the facilities that secure the FCC Notes were initially leased by FCC to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection February 2, 2000. By court order, the lease was terminated in 2002. FCC immediately re-leased the properties to Schwartzberg Associates, a private, multi-state long-term care company. The ability of FCC to service the mortgage notes held by us is initially dependent on Schwartzberg Associates' ability to make its lease payments to FCC or, in the absence of lease payments, FCC's ability to operate or release these facilities. All FCC note payments are current as of December 31, 2003.

Refer also to the above section "FCC Notes" for information concerning the short-term maturities of $30,628,000 of notes receivable.

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

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHR July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to noncontrolling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR's financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Through December 31, 2003, adoption of FIN 45 has not had a material effect on NHR's financial statements. The future effect of FIN 45 on NHR's financial statements will depend on whether we enter into new or modify existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities. FIN 46 is generally applicable to NHR effective March 31, 2004. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

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

As of December 31, 2003, $46,097,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $148,000 and a 10% reduction in interest rates would result in annual interest expense declining $148,000. The remaining $1,723,000 of our long-term debt bears interest at fixed rates. A hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

We currently do not use any derivative instruments to hedge interest rate or other risks. We do not use derivative instruments for trading purposes. The future use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of a $560,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $560,000.

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

Nashville, Tennessee

January 15, 2002

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheets of National Health Realty, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, cash flows and stockholders' equity for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 15, 2002 expressed an unqualified opinion on those financial statements.

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

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Realty, Inc. and Subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Nashville, Tennessee

January 23, 2004

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2003	2002
ASSETS
Real estate properties:
Land	$ 19,504	$ 20,206
Buildings and improvements	147,767	153,761
	167,271	173,967
Less accumulated depreciation	(40,340)	(35,004)
Real estate properties, net	126,931	138,963

Mortgage and other notes receivable	44,595	65,562
Interest and rent receivable	403	459
Cash and cash equivalents	4,982	5,696
Marketable securities	5,598	3,618
Deferred costs and other assets	369	643
Total Assets	$182,878	$214,941

LIABILITIES
Debt	$ 47,820	$ 79,488
Minority interests in consolidated subsidiaries	14,174	14,485
Accounts payable and other accrued expenses	1,311	1,074
Accrued interest	10	10
Dividends payable	4,723	3,182
Distributions payable to partners	598	404
Deposit on real estate properties sold	---	1,822
Total Liabilities	68,636	100,465

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized; 9,590,588 and
9,570,323 shares, respectively, issued and outstanding	96	96
Capital in excess of par value of common stock	135,536	135,324
Cumulative net income	54,206	42,361
Cumulative dividends	(77,711)	(63,440)
Unrealized gains on marketable securities	2,115	135
Total Stockholders' Equity	114,242	114,476
Total Liabilities and Stockholders' Equity	$182,878	$214,941

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

Year Ended December 31,	2003	2002	2001

REVENUES:
Rental income	$ 17,088	$ 16,822	$ 16,385
Mortgage interest income	6,271	7,727	8,176
Gain on sale of real estate	1,149	---	---
Investment interest and other income	447	224	90
	24,955	24,773	24,651

EXPENSES:
Interest	3,993	3,325	6,083
Depreciation of real estate	6,322	6,785	7,393
Amortization of loan costs	473	262	49
Realty and loan losses	---	4,020	268
General and administrative	824	807	854
	11,612	15,199	14,647

INCOME BEFORE MINORITY INTERESTS
IN CONSOLIDATED SUBSIDIARIES	13,343	9,574	10,004

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	1,498	1,076	1,127

NET INCOME	$ 11,845	$ 8,498	$ 8,877

NET INCOME PER COMMON SHARE:
Basic	$ 1.24	$ .89	$ 0.93
Diluted	$ 1.21	$ .87	$ 0.92

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,575,546	9,570,323	9,570,323
Diluted	9,757,238	9,770,730	9,697,116

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,845	$ 8,498	$ 8,877
Depreciation of real estate	6,322	6,785	7,393
Gain on sale of real estate	(1,149)	--	--
Realty and loan losses	--	4,020	--
Amortization and write-off of loan costs	473	262	49
Minority interests in consolidated subsidiaries	1,498	1,076	1,127
(Increase) decrease in interest and rent receivable	56	(36)	102
(Increase) decrease in other assets	(199)	101	(209)
Increase in accounts payable and accrued liabilities	237	93	88
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,083	20,799	17,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of real estate properties, net	27	--	(46)
Increase in deposit on real estate properties sold	1,270	1,324	498
Investment in mortgage notes receivable	--	--	(650)
Collection and sale of mortgage notes receivable	24,707	14,224	3,634
Purchase of marketable securities	--	(3,483)	--
NET CASH PROVIDED BY INVESTING ACTIVITIES	26,004	12,065	3,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	14,922	15,717	--
Payments on debt	(46,590)	(32,543)	(4,614)
Financing costs paid	--	(432)	--
Dividends paid to stockholders	(12,730)	(12,728)	(12,728)
Distributions paid to minority partners	(1,615)	(1,618)	(1,618)
Issuance of common shares	212	--	--
NET CASH USED IN FINANCING ACTIVITIES	(45,801)	(31,604)	(18,960)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(714)	1,260	1,903
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,696	4,436	2,533
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 4,982	$ 5,696	$ 4,436

SUPPLEMENTAL INFORMATION:
Cash payments for interest expense	$ 3,993	$ 3,367	$ 6,127
During 2003, NHR recognized the sale of property in exchange for a mortgage note receivable:
Mortgage notes receivable	3,740	--	--
Deposit on real estate sold	3,092	--	--
Accumulated depreciation	986	--	--
Land	(700)	--	--
Building and improvements	(5,969)	--	--
Gain on sale of real estate	(1,149)	--	--
	$ --	$ --	$ --
During 2001 and 2000, NHR acquired real estate properties
in exchange for its rights under mortgage notes receivable:
Mortgage and other notes receivable	$ --	$ --	$ (1,630)
Land	--	--	--
Buildings and improvements	--	--	1,630
	$ --	$ --	$ --

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Cumulative Convertible				Capital in			Unrealized Gains	Total Stock-
	Preferred Stock		Common stock		Excess of	Cumulative	Cumulative	on Marketable	holders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/00	---	$ ---	9,570,323	$ 96	$135,324	$24,986	$(37,984)	$ ---	$122,422

Net income	---	---	---	---	---	8,877	---	---	8,877
Dividends to common shareholders
($1.33 per share)	---	---	---	---	---	---	(12,728)	---	(12,728)

BALANCE AT 12/31/01	---	---	9,570,323	96	135,324	33,863	(50,712)	---	118,571

Net income	---	---	---	---	---	8,498	---	---	8,498
Unrealized gains on marketable
securities	---	---	---	---	---	---	---	135	135
Total comprehensive income									8,633
Dividends to common share-
holders ($1.33 per share)	---	---	---	---	---	---	(12,728)	---	(12,728)

BALANCE AT 12/31/02	---	---	9,570,323	96	135,324	42,361	(63,440)	135	114,476

Net income	---	---	---	---	---	11,845	---	---	11,845
Unrealized gains on marketable
securities	---	---	---	---	---	---	---	1,980	1,980
Total comprehensive income									13,825
Shares sold	---	---	20,265	---	212	---	---	---	212
Dividends to common share-
holders ($1.49 per share)	---	---	---	---	---	---	(14,271)	---	(14,271)

BALANCE AT 12/31/03	---	$ ---	9,590,588	$ 96	$135,536	$54,206	$(77,711)	$2,115	$114,242

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

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

The primary difference between the tax basis and the reported amounts of our assets and liabilities is a higher tax basis than book basis (by approximately $15,520,000) in our real estate properties.

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

Marketable Securities - NHR's investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

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

Rental Income - We recognize rental income based on the terms of our operating leases. Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. We recognize contingent rent annually or quarterly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured. We identify leased real estate properties as nonperforming if a required payment is not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.

Mortgage Interest Income - We recognize mortgage interest income based on the interest rates and principal amounts outstanding of the mortgage notes receivable. We identify loans as nonperforming if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on nonperforming mortgage loans is to recognize mortgage interest income in the period when the income is received.

Stock-Based Compensation - We account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). As a result, no compensation cost has been recognized in the consolidated statements of income for our stock option plan. See Note 10 for additional disclosures about our stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our earnings per share.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements. We report our comprehensive income in the consolidated statements of stockholders' equity. For the year ended December 31, 2001, our comprehensive income was equal to our net income.

New Accounting Pronouncements -In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 144. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the accounting and reporting provisions for the disposal of a segment of a business. SFAS 144 also broadens the scope of defining discontinued operations. NHR adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 has not had a significant effect on our financial position, results or operations or cash flows.

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHR July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to noncontrolling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR's financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Through December 31, 2003, adoption of FIN 45 has not had a material effect on NHR's financial statements. The future effect of FIN 45 on NHR's financial statements will depend on whether we enter into new or modify existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities. FIN 46 is generally applicable to NHR effective March 31, 2004. Disclosures are required currently if the Company expects to consolidate any variable interest entities. The Company is currently evaluating the requirement to consolidate any additional material entities as a result of FIN 46.

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

During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2003, 2002 and 2001, we recognized $1,128,000, $805,000 and $425,000 of percentage rent from NHC. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Total rental income from NHC (including the nine Florida health care facilities referred to below) was $17,088,000, $16,822,000 and $16,385,000 during 2003, 2002, and 2001, respectively.

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

At December 31, 2003, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases (including the nine Florida health care facilities referred to above) are as follows:

2004	15,960,000
2005	15,960,000
2006	15,960,000
2007	15,960,000
Thereafter	---

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

Advisory Agreement - We have entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to us by NHC as Advisor. The Advisor is subject to the supervision of and policies established by our Board of Directors. The Advisory Agreement expired December 31, 2003 and thereafter is renewed from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time.

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by NHC. During 2003, 2002, and 2001, our compensation to NHC under the Advisory Agreement was $476,000, $493,000, and $504,000, respectively.

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

Borrowing from NHC - As discussed in Note 5, effective December 31, 2003, NHR exercised its right to repurchase three mortgage notes receivable from NHI. In order to exercise its repurchase right, on December 31, 2003, NHR borrowed $14,922,000 from NHC in the form of a promissory note payable to NHC. The $14,922,000 promissory note payable to NHC bears interest at 30-day LIBOR plus 2.25% with a floor of 4.00% (4.00% at December 31, 2003). Interest is payable monthly with the principal amount due upon maturity at December 31, 2005. The note payable to NHC is subordinated to NHR's obligations under its bank debt.

NOTE 4. REAL ESTATE PROPERTIES

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2003:

	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$ 5,775	$ 40,820	$12,250
Missouri	1	123	3,728	1,163
South Carolina	7	6,145	36,215	11,569
Tennessee	2	874	11,474	2,513
Total Long-Term Care Centers	16	12,917	92,237	27,495

Assisted Living Facilities:
Alabama	1	268	5,468	1,769
Florida	3	3,414	21,698	6,202
Tennessee	2	886	13,434	2,932
Total Assisted Living Facilities	6	4,568	40,600	10,903

Independent Living Centers:
Tennessee	1	2,019	14,930	1,942
Total Independent Living Centers	1	2,019	14,930	1,942
Total	23	$19,504	$147,767	$40,340

Indiana Long-Term Care Centers

During 2000, we leased three Indiana long-term care centers to Health Services Management of Indiana, LLC (HSMI) under a master lease. The lease was for an initial 12-month term with renewal options at HSMI's option. We accounted for the lease as an operating lease. The lease also provided HSMI with an option to purchase the facilities.

Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to HSMI. Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties was in the form of new mortgage notes in the total amount of $12,029,000. As the result of our financing 100% of the sale through October 31, 2003, we accounted for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" (SFAS 66). Consistent with the deposit method, we did not initially record the sale of the assets and continued to record depreciation expense each period. Cash received from the buyer (which totaled $3,092,000 as of October 31, 2003) was reported as a deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 were met.

During 2002, we concluded that based on certain 2002 events and our resulting SFAS 144 impairment analyses, these real estate properties required write-downs in the net book value of $4,288,000. Write-downs of $1,000,000 and $3,288,000 were recorded during the first and fourth quarters of 2002, respectively.

Effective November 1, 2003, the initial and continuing investment criteria for SFAS 66 were met. Therefore, the sale of the real estate properties was recognized, resulting in a gain on the sale of real estate of approximately $1,149,000. The sale of the assets resulted in recording a mortgage note receivable of approximately $3,740,000.

NOTE 5. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2003:

Final	Number
Payment	of		Principal
Date	Loans	Payment Terms	Amount
			(in thousands)
2004-2006	10	Monthly payments from $2,000 to $71,000, which include
		interest at 10.25%	$21,217

2004-2016	7	Monthly payments from $2,000 to $53,000, which include
		interest ranging from the prime rate plus 2% to 10.25%	14,937

2014	1	Monthly payments of $38,250, which include interest at
		8.5%	4,420

2005	3	Monthly payments of $130,000 which include interest at 10.5%	3,875

2004-2016	2	Monthly payments of $5,000, which include
		interest ranging at the prime rate plus 2%	146

			$44,595

Florida Convalescent Centers, Inc.

Approximately $30,628,000 of the mortgage and other notes receivable is due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bear interest at 10.25% and the majority of the notes mature October 31, 2004. Approximately $21,982,000 of FCC notes were prepaid November 2, 2003. The proceeds from the prepayments were used to pay down our credit facility. The balance of the FCC notes may be prepaid without penalty. If repayment occurs, we will apply the proceeds against our bank term loan. If not so used, we will attempt to reinvest the balance available. Our existing bank debt agreement requires a portion of the prepayments to be used to reduce bank debt.

Effective July 31, 1999, the 14 FCC centers which secure our mortgage notes receivable were leased to Integrated Health Systems, Inc. (IHS), which filed for bankruptcy protection on February 2, 2000. Pursuant to court order, the IHS lease was terminated and the FCC centers re-leased to Schwartzberg Associates, a private multi-state long-term care company, during the second quarter of 2002. The ability of FCC to service the mortgage notes held by NHR is dependent on Schwartzberg Associates' ability to make its lease payments to FCC. As of December 31, 2003, FCC has made all required payments to NHR under the terms of the note agreements.

Transfer of Notes Receivable to NHI

Effective December 31, 2002, we transferred three mortgage notes receivable secured by three long-term care facilities in Florida with total principal balances outstanding and a total carrying amount of $15,717,000 to NHI at par. We received cash from NHI equal to our carrying amount. As the result of certain repurchase and put options included in the transfer agreement, consistent with the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140), we accounted for the transfer of notes receivable to NHI as a borrowing rather than as a sale of the notes. Effective December 31, 2003, NHR exercised its right to repurchase the notes at par for approximately $14,937,000 from NHI. Consequently, the borrowing from NHI is not recognized on our consolidated balance sheet as of December 31, 2003. As discussed in Note 3, NHR borrowed $14,922,000 from NHC in order to repurchase the notes from NHI.

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of NHI common stock for approximately $3,483,000. At December 31, 2003, the fair value of the shares is $5,598,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115. We recognized $383,000 and $158,000 of dividend income on our investments in NHI common stock during 2003 and 2002, respectively.

NOTE 7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2003 and 2002, there were no material differences between the carrying amounts and fair values of our financial instruments.

NOTE 8. DEBT

Debt consists of the following:

	Weighted Average	Final	Principal Amount
(dollar amounts in thousands)	Interest Rate	Maturities	2003	2002

Term loan, principal and interest	Variable,
payable quarterly	4.1%	2004	$31,175	$58,157

Borrowing from NHC, interest payable	Variable,
monthly, principal due at maturity	4.0	2005	14,922	---

Borrowing from NHI, repaid in 2003	---	---	---	15,717

Senior secured notes due to NHC,
repaid in 2003	---	---	---	1,736

Senior secured notes due to NHC,
principal and interest payable
semiannually	8.4	2005	1,723	3,878

			$47,820	$79,488

The aggregate principal maturities of all debt for the five years subsequent to December 31, 2003 are as follows:

2004	$ 32,036,000
2005	15,784,000
Thereafter	---

In December 2003 we negotiated a one-year extension of our bank term loan, which was scheduled to mature on December 31, 2003. We plan to use proceeds from the repayment of the FCC mortgage notes receivable (most of which mature in 2004), cash from operating activities, and, if necessary, debt refinancings in order to satisfy the debt obligation in 2004. Although we believe that we will be successful in retiring or refinancing our December 2004 debt obligation, no assurance can be given in this regard. Our cash flows from operating activities will not be adequate to retire the entire debt obligation. The inability to retire or refinance our obligation prior to December 31, 2004 would have a material adverse effect on our financial position, results of operation and cash flows.

Certain loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. As of December 31, 2003, we have met all such covenants or obtained appropriate waivers.

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

We believe that we have operated our business so as to quality as a REIT under Sections 856 through 860 of the Internal Code of 1986, as amended (the "Code") and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to quality under the applicable REIT qualification rules and regulations would cause use to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

NHC HealthCare/Nashville, LLC, a wholly owned subsidiary of our investment advisor, NHC, is the operator of a long-term care facility in Nashville, Tennessee which sustained extensive fire damage on September 25, 2003. NHC has reported there have been sixteen patient deaths since the fire, an undetermined number of which may be related to the events of September 25, 2003, as well as other personal injuries. NHR has no ownership or involvement in the damaged facility.

Although NHR does not own the damaged facility, NHR currently owns or leases 14 facilities to NHC subsidiaries. The leases require the operator to maintain replacement cost property and casualty insurance, including business interruption coverage, with NHR being the loss payee. NHR is also an additional named insured on a professional and general liability policy issued by a subsidiary of NHC. Under the terms of the leases, the operator is required to maintain limits of not less than $1,000,000 per occurrence and $1,000,000 in the aggregate. NHR is advised that NHC's current policy limits exceed these requirements. NHC and its subsidiaries are the largest group of tenants of NHR and their potential liability from this incident and the impact, if any, on NHR cannot be determined at this time.

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

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2000	397,000	$ 8.42
Options granted	15,000	10.74
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	8.75

Options exercisable	45,000	11.80

At December 31, 2003, 45,000 options outstanding are exercisable. Exercise prices on the options range from $6.50 to $16.95. The weighted average contractual life of options outstanding at December 31, 2003 is 1.9 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At December 31, 2003, 41,802 shares of common stock may be issued under the stock option plan. NOTE 11. EARNINGS PER SHARE

We have calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is based on net income as reported in the consolidated statements of income and the weighted average number of common shares outstanding during the year.

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

NOTE 13. COMMON STOCK DIVIDENDS

Actual and expected dividend payments to our common stockholders are characterized in the following manner for tax purposes in 2003:

Dividend	Taxable as	Non-Taxable
Payment Date	Ordinary Income	Return of Capital	Totals

April 15, 2003	$ .325606	$.006894	$ .3325
July 15, 2003	.325606	.006894	.3325
October 15, 2003	.325606	.006894	.3325
January 15, 2004	.485606	.006894	.4925
	$1.462424	$ .027576	$1.4900

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share amount)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2003

Net Revenues	$6,046	$5,934	$5,930	$7,045
Net Income	2,741	2,599	2,636	3,869
Basic Earnings Per Share	.29	.27	.28	.40
Diluted Earnings Per Share	.28	.27	.27	.40

2002

Net Revenues	$6,177	$6,125	$6,283	$6,188
Net Income	2,137	2,815	3,143	403
Basic Earnings Per Share	.22	.29	.33	.05
Diluted Earnings Per Share	.22	.29	.32	.04

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

ITEM 9A.

CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the year ended or subsequent to December 31, 2003.

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

		Current Term as	Officer of NHR's
Name	Age	Director Expires	Predecessor Since

Robert G. Adams	57	2006	1985
W. Andrew Adams	58	2005	1973
Ernest G. Burgess, III	64	2005	1975
Joseph M. Swanson	66	2004	---
Richard F. LaRoche, Jr.	58	----	1974
Donald K. Daniel	57	----	1985
Charlotte A. Swafford	56	----	1985
Kenneth D. DenBesten	51	----	1992

W. Andrew Adams, Robert G. Adams, and Ernest G. Burgess are currently directors of National HealthCare Corporation. W. Andrew Adams and Richard F. LaRoche are directors of National Health Investors, Inc. All executive officers serve in similar capacities with NHC and NHI.

W. Andrew Adams is the President and a Director of the Company and has been the Chief Executive Officer of NHC since 1981, and on its Board since 1974. He has extensive long-term health care experience and served as President of the National Council of Health Centers, the trade association for multi-facility long-term health care companies. He is also the President and Chairman of the Board of National HealthCare Corporation and National Health Investors, Inc., and he is Chairman of the Board of Assisted Living Concepts, Inc. In addition, Mr. Adams serves on the Board of Directors of SunTrust Bank, Nashville. He has an M.B.A. degree from Middle Tennessee State University. He is the brother of Robert G. Adams

Robert G. Adams is Senior Vice President and a Director of the Company and also has served NHC 27 years - 15 years as Senor Vice President and 10 years on the Board of Directors. He is also Vice President of National Health Investors, Inc. and Chief Operating Officer for NHC. He has a B.S. degree from Middle Tennessee State University. He is the brother of W. Andrew Adams.

Ernest G. Burgess, III (Director) served as Senior Vice President of Operations for NHC for 20 years before retiring in 1994. He also serves on the Board of Directors and Audit Committee of NHC. He has an M.S. degree from the University of Tennessee. He also serves on the Audit Committee of NHR, and is a member of both the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Burgess is the brother-in-law by marriage to W. Andrew Adams.

Richard F. LaRoche is Secretary and General Counsel of the Company and was its Vice President until May 2002 when he retired from active management positions. He also served in those positions for NHC since 1971. He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. Mr. LaRoche currently serves as a director, Secretary and General Counsel of National Health Investors, Inc. and National HealthCare Corporation. He also serves as a director and Audit Committee member of Z-Tel Technologies, Inc.

Joseph M. Swanson is an owner/manager of Swanson Development Company, a multi-county real estate development and leasing company with approximately three million square feet of buildings and over 200 tenants. He is also the developer of over 800 acres of commercial and residential property. Swanson is also the owner and president of a 70 year old manufacturing and distribution company. He was a founding shareholder and director of First City Bank from 1986 through 1995, and since 1995 has served as a founding director of Bank of Murfreesboro. Mr. Swanson is also a majority partner in a commercial contracting company and trustee of a commercial real estate unitrust that owns real estate. He serves on the Audit Committee of NHR, and is a member of both the Compensation Committee and the Nominating and Corporate Governance Committee.

Donald K. Daniel (Vice President & Controller) joined NHC in 1977 as Controller and has served NHR in that capacity since 1998. He received a B.A. degree from Harding University and an M.B.A. from the University of Texas. He is a certified public accountant.

Kenneth D. DenBesten (Vice President/Finance) has served NHC as Vice President/Finance since 1992, and has served NHR in that capacity since 1998. From 1987 to 1992, he was employed by Physicians Health Care, most recently as Chief Operating Officer. From 1984 to 1986, he was employed by Health America Corporation as Treasurer, Vice President of Finance and Chief Financial Officer. Mr. DenBesten received a B.S. in business administration and an M.S. in Finance from the University of Arizona.

Charlotte A. Swafford (Treasurer) has been Treasurer of NHC since 1985, and has served NHR in that capacity since 1998. She joined NHC in1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer. She has a B.S. degree from Tennessee Technological University.

Board Committees

The Board has constituted three committees -Audit, Compensation and Nominating and Corporate Governance. The Board believes that one of its members (Mr. Swanson) is "independent" as defined by the Securities and Exchange commission ("SEC") and American Stock Exchange ("AMEX") Rules. Additionally, the Board believes that Mr. Burgess is independent other than his relationship as brother-in-law with Mr. W. A. Adams. Pursuant to AMEX Listing Rules, Mr. Burgess can remain on the Committees for two years, although he cannot serve as Chairman of the Audit Committee. These two directors are the members of these committees. Additionally, the Audit Committee believes that Mr. Burgess meets the SEC definition of "Audit Committee Financial Expert". A third independent board member will be nominated to replace the late Dr. Olin Williams on these committees in due course of time.

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

We also maintain the following documents on the web site, all of which we hereby incorporate herein by reference as though copied verbatim:

The NHR Code of Ethics and Standards of Conduct. This has been adopted for all employees, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

Information on our "NHR ValuesLine", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 888-568-8578 and the communication may be incognito, if desired.

The NHR Restated Audit Committee Charter.

The NHR Compensation Committee Charter.

The NHR Nomination and Corporate Governance Committee Charter.

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

ITEM 11

EXECUTIVE COMPENSATION

Information about our Executive Officer and Board of Directors compensation, including stock option information, is set out in prose and tabular detail in our definitive 2004 Proxy Statement which is accompanying this annual report on Form 10-K. This information is incorporated by reference herein as though copied verbatim.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

	Number of NHR
	Shares Beneficially	Percentage of Total NHR
Names and Addresses of Beneficial Owner	Owned (3)	Shares(1)

W. Andrew Adams, President
801 Mooreland Lane
Murfreesboro, TN 37128	1,131,281(2)	11.8%

Joseph M. Swanson, Director
1188 Park Avenue
Murfreesboro, TN 37129	5,000	*

Robert G. Adams, Director & Sr. V.P.
2217 Battleground Drive
Murfreesboro, TN 37129	485,309	5.1%

Ernest G. Burgess, Director
7097 Franklin Road
Murfreesboro, TN 37129	160,000	1.7%

Richard F. LaRoche, Jr.
Secretary and General Counsel
2103 Shannon Drive
Murfreesboro, TN 37130	372,714	3.9%

Donald K. Daniel
Vice President & Controller
1441 Haynes Drive
Murfreesboro, TN 37129	139,273	1.4%

Charlotte A. Swafford
Treasurer
915 Main Street
Murfreesboro, TN 37130	152,978	1.6%

Kenneth D. DenBesten
Vice President/Finance
1610 Wexford Drive
Murfreesboro, TN 37129	20,870	*

National Health Corporation
P. O. Box 1398
Murfreesboro, TN 37133	1,271,147(2)	13.2%

T. Rowe Price Associates, Inc.
100 E. Pratt Street
Baltimore, MD 21202	819,300(4)	8.6%

T. Rowe Price Small-Cap Value Fund, Inc.
100 E. Pratt Street
Baltimore, MD 21202	655,600(4)	6.8%

State Street Bank & Trust Company
1776 Heritage Drive
No. Quincy, MA 02171	781,999	8.1%

Charles Schwab & Co., Inc.
101 Montgomery Street
San Francisco, CA 94104	617,400	6.4%

Northern Trust Company
801 S. Canal C-IN
Chicago, IL 60607	569,879	5.9%

National Financial Services Corporation
200 Liberty Street
New York, NY 10281	530,414	5.5%

All Executive Officers and Directors of NHR	2,467,425	25.7%

(1) Based on 9,590,588 shares outstanding at December 31, 2003. This ownership is for SEC purposes and not for purposes of real estate investment trust regulations.

(2) Included as shares beneficially owned are units of limited partnership interest in NHR/OP, L.P., our operating subsidiary. Although these units cannot vote, they may be exchanged for shares of our common stock. This exchange has income tax consequences to the holder, but not to us.

(3) Except as otherwise noted, all shares are owned beneficially with sole voting and investment power. Included in the amounts above are 25,000 shares optioned to Mr. Burgess, as well as the options to Messrs. Adams, LaRoche, Daniel, DenBesten and Ms. Swafford shown in Table A of the Proxy Statement. 571,754 shares attributed to Mr. Adams are actually units of limited partnership interest in NHR/OP, L.P., which may be, under certain conditions, convertible into the common shares of NHR.

(4) These securities are owned by various individuals and institutional investors which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Assumed Liabilities

We were transferred the Healthcare Facilities subject to Assumed Liabilities of approximately $86.4 million at December 31, 1997. We immediately repaid $71.6 million of the Assumed Liabilities with the proceeds of the NHR Credit Agreement in the amount of $75 million currently with AmSouth Bank as agent (principal balance outstanding at December 31, 2003 of $31,175,000). The balance of the Assumed Liabilities includes original balances of $11.6 million of secured liabilities at fixed rates of 8.4% and 8.3%, which are amortizing and will be paid in full by the end of the calendar year 2005 ($.7 million outstanding at December 31, 2003) and $3.2 million of first mortgage revenue bonds which were purchased by us during 2002.

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

Notes Payable to NHC

In December, 2003, we borrowed $14,924,000 from NHC. The proceeds of the loan were used to exercise our rights to purchase first mortgage notes receivable previously sold to NHI which secure the note payable. The note payable requires monthly interest payments at the 30 day LIBOR plus 2.25% with a floor of 4.00%. The entire principal is due December 31, 2005.

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

Compensation

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of (i) two percent (2%) of our gross consolidated revenues calculated according to generally accepted accounting principles, or (ii) the actual expenses incurred by NHC as outlined in the Advisory Agreement. The actual amounts paid in 2003, 2002 and 2001 were $476,000, $493,000 and $504,000, respectively.

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

ITEM 14

CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Internal Controls. At December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

CEO and PAO Certifications. Appearing as Exhibit 31 of this Annual Report are the Certifications of the CEO and PAO as required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and PAO require that the CEO and PAO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

ITEM 15

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accounting Fees and Services is set out in detail in our definitive 2004 Proxy Statement which is accompanying this Annual Report on Form 10-K. This information is incorporated by reference herein as though copies verbatim.

PART IV

ITEM 16

EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

AND REPORTS ON FORM 8-K

a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedules:

The Financial Statement Schedules and Reports of Independent Public Accountants and Independent Auditors on Financial Statement Schedules are listed in Exhibit 13.

(3) Exhibits:

Reference is made to the Exhibit Index of this Form 10-K Annual Report.

b) Reports on Form 8-K:

Form 8-K filed December 11, 2003 regarding fourth quarter dividend announcement.

Form 8-K filed February 17, 2004 regarding year end earnings release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 20th day of February, 2004.

NATIONAL HEALTH REALTY, INC.

BY:/s/ W. Andrew Adams
W. Andrew Adams
President and Director
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	President and Director	February 20, 2004
W. Andrew Adams	Chief Executive Officer

/s/ Donald K. Daniel	Vice President and Controller	February 20, 2004
Donald K. Daniel	Principal Accounting Officer

/s/ Robert G. Adams
Robert G. Adams	Director	February 20, 2004

/s/ Ernest G. Burgess, III
Ernest G. Burgess, III	Director	February 20, 2004

/s/ Joseph M. Swanson	Director	February 20, 2004
Joseph M. Swanson

EXHIBIT INDEX

Exhibit No.	Description

2.1	Plan of Restructure (incorporated by reference to Exhibit 2.1 to the
Registrant's registration statement No. 333-37173 on Form S-4).

2.2	Agreement of Merger (incorporated by reference to Exhibit 2.2 to the
Registrant's registration statement No. 333-37173 on Form S-4).

3.1	Articles of Incorporation of National Health Realty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement No. 333-
37173 on Form S-4).

3.2	Bylaws of National Health Realty, Inc. (incorporated by reference to Exhibit
3.2 to the Registrant's registration statement No. 333-37173 on Form S-4).

3.3	Limited Partnership Agreement of NHR/OP, L.P.(incorporated by reference to Exhibit 3.3 to the Registrant's registration statement No. 333-37173 on
Form S-4).

10.1	Master Agreement of Lease effective as of January 1, 1998 by and among
National Health Realty, Inc., NHR/OP, L.P. and National HealthCare
Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement No. 333-37173 on Form S-4).

10.2	Advisory, Administrative Services and Facilities Agreement effective as of
January 1, 1998 between National Health Realty, Inc., NHR/OP, L.P. and
National HealthCare Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement No. 333-37173 on Form S-4)

10.3.2	Form of National Health Realty, Inc. 1997 Stock Option and Stock
Appreciation Rights Plan (incorporated by reference to Exhibit 10.3.2 to the
Registrant's registration statement No. 333-37173 on Form S-4)

13	Financial Statement Schedules

16	Letter Regarding Changes in Certifying Accountant

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

31	Section 302 CEO/CFO Certification

32	Section 906 CEO/CFO Certification

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

The below report is a copy of the report previously issued by Arthur Andersen LLP in conjunction with its audits of National Health Realty, Inc. and Subsidiaries as of, and for the three-year period ended, December 31, 2001. A copy of this report has been provided as required by the American Institute of Certified Public Accountant's Interpretation of Statement on Auditing Standards No. 58, Reports on Audited Financial Statements, and guidance issued by the Securities and Exchange Commission in response to the indictment of Arthur Andersen LLP in March 2002. During 2002, Arthur Andersen LLP substantially ceased operations, including providing auditing and accounting services to public companies, and, as such, has not reissued this report. Additionally, Arthur Andersen LLP has not consented to the use of this report on financial statement schedules. Accordingly, limitations may exist on (a) investor's rights to sue Arthur Andersen LLP under Section 11 of the Securities Act for false and misleading financial statements, if any, and the effect, if any, on the due diligence defense of directors and officers, and (b) investor's legal rights to sue and recover damages from Arthur Andersen LLP for material misstatements or omissions, if any, in any registration statements and related prospectuses that include, or incorporate by reference, financial statements previously audited by Arthur Andersen LLP.

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

January 15, 2002

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULES

To the Stockholders of National Health Realty, Inc.:

We have audited the consolidated financial statements of National Health Realty, Inc. and Subsidiaries as of December 31, 2003 and 2002, and for the years ended December 31, 2003 and 2002, and have issued our report thereon dated January 23, 2004 (included elsewhere in this Registration Statement). Our audits also included the 2003 and 2002 financial statement schedules listed in Exhibit 13 of this Registration Statement. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. The 2001 financial statement schedules were audited by other auditors, who have ceased operations and whose report dated January 15, 2002 expressed an unqualified opinion on those financial statement schedules.

In our opinion, the 2003 and 2002 financial statement schedules referred to above, when considered in relation to the 2003 and 2002 basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

January 23, 2004

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2003

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H

				Costs capitalized		Gross amount at which carried at
				subsequent to		close of period
		Initial Cost to Company		acquisition			Buildings &
	Encum-		Buildings &	Improve-	Carrying		Improve-		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	ments	Total	Depreciation	Construction	Acquired
Health Care Centers (6)
Florida	$22,835	$ 5,775	$ 40,820	$ ---	$ ---	$ 5,775	$ 40,820	$ 46,595	$12,250	N/A	12/31/97

Health Care Centers (1)
Missouri	506	123	3,728	---	---	123	3,728	3,851	1,163	N/A	12/31/97

Health Care Centers (7)
South Carolina	8,693	6,145	36,215	---	---	6,145	36,215	42,360	11,569	N/A	12/31/97

Health Care Centers (2)						874	11,474	12,348	2,513	N/A	12/31/97
Tennessee	---	874	11,474	---	---

Assisted Living Facilities (1)
Alabama	---	268	5,468	---	---	268	5,468	5,736	1,769	N/A	12/31/97

Assisted Living Facilities (3)
Florida	728	3,414	21,698	---	---	3,414	21,698	25,112	6,202	N/A	12/31/97

Assisted Living Facilities (2)
Tennessee	136	886	13,434	---	---	886	13,434	14,320	2,932	N/A	12/31/97

Retirement Centers (1)
Tennessee	---	2,019	14,930	---	---	2,019	14,930	16,949	1,942	N/A	12/31/97

	$32,898	$19,504	$147,767	$ ---	$ ---	$19,504	$147,767	$167,271	$40,340

(A) The aggregate cost for federal income tax purposes is approximately $172,600,000.

(B) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

Investment in Real Estate:
Balance at beginning of period	$173,967	$178,255	$176,579
Additions through cash expenditures	---	---	46
Additions in exchange for rights under mortgage notes receivable	---	---	1,630
Recognition of sale of assets for mortgage notes receivable	(6,696)	--	--
Write-down of net book value for impairment	--	(4,288)	---
Balance at end of year	$167,271	$173,967	$178,255

Accumulated Depreciation:
Balance at beginning of period	$ 35,004	$ 28,219	$ 20,826
Addition charged to costs and expenses	6,322	6,785	7,393
Recognition of sale of assets for mortgage notes receivable	(986)	--	--
Balance at end of year	$ 40,340	$ 35,004	$ 28,219

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2003

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loans Subject
			Monthly		Original Face		to Delinquent
	Interest	Final Maturity	Payment		Amount of	Carrying Amount	Principal or
Description	Rate	Date	Terms	Prior Liens	Mortgages	of Mortgages	Interest

LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Brownsburg, Castleton & Plainfield,
Indiana (F)	10.50%	Dec., 2005	$130	None	$12,002	$ 3,875	None

Clearwater, Largo, Sun City & Tampa		October, 2004-
Florida (A)(B)	10.25%	March, 2006	265	None	25,266	21,217	None

Jacksonville & Pinellas, Florida(A)(C)	10.25%	October, 2004	120	None	11,316	9,411	None

Sarasota, Florida(D)	Prime plus 2%	Feb. 2016	52	None	6,175	5,526	None

Ocoee, Florida (E)	8.5%	Apr. 2006	47	None	5,438	4,566	None

(A)	Approximately $30,628,000 mortgage and other notes receivable are due from a single debtor that operates 6 licensed nursing centers in Florida.
(B)	Balloon payments of approximately $19,928,000 due at maturity.
(C)	Balloon payments of approximately $8,886,000 due at maturity.
(D)	Balloon payments of approximately $1,578,000 due at maturity.
(E)	Balloon payment of approximately $2,131,000 due at maturity.
(F)	Balloon payments of approximately $3,875,000 due at maturity.

(1)	See Note 5 of Notes to Consolidated Financial Statements.

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
	(in thousands)

Reconciliation of mortgage loans:
Balance at beginning of period	$65,562	$79,518	$84,132
Additions:
Sale of assets for mortgage loans	3,740	---	650

Deductions during period:
Collection of principal	24,707	13,956	3,634
Acquisition of property and equipment in exchange for mortgage notes receivable	---	---	1,630

Balance at end of period	$44,595	$65,562	$79,518

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

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-82737 and Form S-8 No. 333-61699) of National Health Realty, Inc. of our reports dated January 23, 2004, with respect to the consolidated financial statements and schedules of National Health Realty, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ERNST & YOUNG LLP

Nashville, Tennessee

February 20, 2004

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

Date: February 20, 2004

/s/ W. Andrew Adams
W. Andrew Adams
Chairman and President
Chief Executive Officer

EXHIBIT 31

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

Date: February 20, 2004

/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 32

Certification of Annual Report on Form 10-K

of National Health Realty, Inc.

For The Year Ended December 31, 2003

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Annual Report on Form 10-K for National Health Realty, Inc. ("Issuer") for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Annual Report on Form 10-K of the Issuer for the annual period ended December 31, 2003.

This Certification is executed as of February 20, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.