Form 10-Q
period 2004-03-31
NATIONAL HEALTH REALTY INC
filed 2004-05-10
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended March 31, 2004	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its Charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

9,595,588 shares of common stock were outstanding as of April 30, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,504	$ 19,504
Buildings and improvements	147,767	147,767
	167,271	167,271
Less accumulated depreciation	(41,831)	(40,340)
Real estate properties, net	125,440	126,931

Mortgage and other notes receivable	13,861	44,595
Interest and rent receivable	149	403
Cash and cash equivalents	4,683	4,982
Marketable securities	6,930	5,598
Deferred costs and other assets	346	369
Total Assets	$151,409	$182,878

LIABILITIES
Debt	$ 16,646	$ 47,820
Minority interest in consolidated subsidiaries	14,160	14,174
Accounts payable and other accrued expenses	1,471	1,311
Accrued interest	50	10
Dividends payable	3,189	4,723
Distributions payable to partners	404	598
Total Liabilities	35,920	68,636

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,590,588 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,536	135,536
Cumulative net income	57,310	54,206
Cumulative dividends	(80,900)	(77,711)
Unrealized gains on marketable securities	3,447	2,115
Total Stockholders' Equity	115,489	114,242
Total Liabilities and Stockholders' Equity	$151,409	$182,878

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2003 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,340	$ 4,358
Mortgage interest income	1,070	1,584
Investment interest and other income	102	104
	5,512	6,046
EXPENSES:
Interest	328	1,049
Depreciation of real estate	1,491	1,590
Amortization of loan costs	8	116
General and administrative	189	203
	2,016	2,958

INCOME BEFORE MINORITY INTEREST
IN CONSOLIDATED SUBSIDIARIES	3,496	3,088

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	392	347

NET INCOME	$ 3,104	$ 2,741

NET INCOME PER COMMON SHARE:
Basic	$ .32	$ .29
Diluted	$ .32	$ .28

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,590,588	9,570,323
Diluted	9,814,093	9,733,252

Common dividends per share declared	$ .3325	$ .3325

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,104	$ 2,741
Depreciation of real estate	1,491	1,590
Amortization of loan costs	8	116
Minority interest in consolidated subsidiaries	392	347
Decrease in interest and rent receivable	254	210
Increase in other assets	(54)	(122)
Increase in accounts payable and accrued liabilities	200	225
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,395	5,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposit on real estate properties sold	---	375
Collection of mortgage notes receivable	30,734	676
Distribution from unconsolidated investment	67	--
NET CASH PROVIDED BY INVESTING ACTIVITIES	30,801	1,051

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(31,174)	(245)
Dividends paid to stockholders	(4,723)	(3,182)
Distributions paid to partners	(598)	(404)
NET CASH USED IN FINANCING ACTIVITIES	(36,495)	(3,831)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(299)	2,327
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,982	5,696
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,683	$ 8,023

Supplemental Information:
Cash payments for interest expense	$ 288	$ 854

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains (Losses)	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	---	$ ---	9,590,588	$ 96	$135,536	$ 54,206	$(77,711)	$ 2,115	$114,242
Net income	---	---	---	---	---	3,104	---	---	3,104
Unrealized gains on market-
able securities	---	---	---	---	---	---	---	1,332	1,332
Total comprehensive income									4,436
Dividends to common share-
holders ($.3325 per share)	---	---	---	---	---	---	(3,189)	---	(3,189)

BALANCE AT 3/31/04	---	$ ---	9,590,588	$ 96	$135,536	$ 57,310	$(80,900)	$ 3,447	$115,489

BALANCE AT 12/31/02	---	$ ---	9,570,323	$ 96	$135,324	$ 42,361	$(63,440)	$ 135	$114,476
Net income	---	---	---	---	---	2,741	---	---	2,741
Unrealized gains on marketable
securities	---	---	---	---	---	---	---	(164)	(164)
Total comprehensive income									2,577
Shares sold	---	---	---	---	---	---	---	---	--
Dividends to common share-
holders ($.3325 per share)	---	---	---	---	---	---	(3,182)	---	(3,182)

BALANCE AT 3/31/03	---	$ ---	9,570,323	$ 96	$135,324	$ 45,102	$(66,622)	$ (29)	$113,871

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

	Three Months Ended
	March 31
	2004	2003
BASIC:
Weighted average common shares	9,590,588	9,570,323
Net income available to common stockholders	$3,104,000	$ 2,741,000

Net income per common share	$ .32	$ .29

DILUTED:
Weighted average common shares	9,590,588	9,570,323
Stock options	223,505	162,929
Average common shares outstanding	9,814,093	9,733,252

Net income available to common stockholders	$3,104,000	$ 2,741,000

Net income per common share	$ .32	$ .28

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

NOTE 4. MORTGAGE NOTE RECEIVABLE PREPAYMENTS

FCC Notes Receivable

On February 27, 2004, we received prepayments of the balance (approximately $30,384,000) of our 10.25% notes receivable from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes were scheduled to mature on October 31, 2004.

The proceeds of the prepayments plus cash on hand were used to pay 100% (approximately $31,175,000) of the credit facility debt, which had a current interest rate of 3.10%.

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At March 31, 2004, the fair value of the shares is $6,930,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

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

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2000	397,000	$ 8.42
Options granted	15,000	10.74
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	$ 8.75

Options exercisable	45,000	$11.80

There have been no changes in options outstanding since December 31, 2003. At March 31, 2004, 45,000 options outstanding are exercisable. Exercise prices on the options range from $6.50 to $16.95. The weighted average contractual life of options outstanding at March 31, 2004 is 1.6 years. We have reserved 485,000 shares of common stock for issuance under the stock option plan. At March 31, 2004, 51,802 additional options to purchase shares of common stock may be issued under the stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our earnings per share.

NOTE 7. NOTES PAYABLE TO NHC

In December, 2003, we borrowed $14,924,000 from NHC. The proceeds of the loan were used to exercise our rights to purchase first mortgage notes receivable previously sold to NHI which secure the note payable. The note payable requires monthly interest payments at the 30 day LIBOR plus 2.25% with a floor of 4.00%. The entire principal is due December 31, 2005.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was generally effective for NHR July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to noncontrolling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR's financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Through March 31, 2004, adoption of FIN 45 has not had a material effect on NHR's financial statements. The future effect of FIN 45 on NHR's financial statements will depend on whether we enter into new or modify existing guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of variable interest entities by the primary beneficiary of such variable interest entity. FIN 46, as revised by the FASB, generally requires that variable interest entities must be consolidated by their primary beneficiary effective March 31, 2004. NHR has adopted all provisions of FIN 46 effective March 31, 2004. The implementation of FIN 46 has not had a material effect on our financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own eight first and second mortgage promissory notes with principal balances totaling $13,861,000 (the Notes) at March 31, 2004 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income form these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

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

Areas of Focus-

On February 27, 2004, we received a prepayment of $30.3 million on our 10.25% notes receivable from Florida Convalescent Centers, Inc. The notes were scheduled to mature on October 31, 2004.

The proceeds of the prepayment plus cash on hand were used to pay 100% of NHR's $31.2 million credit facility debt, which had a current interest rate of 3.10%.

Based on these transactions, NHR's net cash inflows for the period from March 1, 2004 through the scheduled maturity of the FCC notes will be increased by $1.3 million due to the reduction of principal and interest payments required under the credit facility, offset by the reduction of principal and interest that would have been received from the FCC notes. However, due to the prepayment of the FCC notes and the credit facility and the difference between the interest rates of each instrument, NHR's net income will be reduced by $1.5 million for this same period in 2004.

NHR's quarterly common stock dividend of 33.25 cents per share is expected to remain unchanged for the near future.

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

CAPITAL RESOURCES AND LIQUIDITY

FCC Notes and Bank Credit Facility Prepayments

On February 27, 2004, we received prepayment of the balance (approximately $30,384,000) of our 10.25% notes receivable from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes were scheduled to mature on October 31, 2004.

The proceeds of the prepayments plus cash on hand were used to pay 100% (approximately $31,175,000) of the credit facility debt, which had a current interest rate of 3.10%.

Notes Payable to NHC

In December, 2003, we borrowed $14,924,000 from NHC. The proceeds of the loan were used to exercise our rights to purchase first mortgage notes receivable previously sold to NHI which secure the note payable. The note payable requires monthly interest payments at the 30 day LIBOR plus 2.25% with a floor of 4.00%. The entire principal is due December 31, 2005.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At March 31, 2004, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2004 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$16,646	$861	$15,785	$ ---	$ ---
Total Contractual Cash Obligations	$16,646	$861	$15,785	$ ---	$ ---

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. During the quarter ended March 31, 2004, our cash payments for interest were $288,000.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2004 and 2005.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2004 in the amount of $5,395,000 compared to $5,107,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period increase is due primarily to reduced interest expense offset in part by reduced mortgage interest income.

Cash flows provided by investing activities totaled $30,801,000 during the three months ended March 31, 2004 compared to $1,051,000 in the prior period. Collection of mortgage notes receivable provided $30,723,000 of cash flow in the current period compared to $676,000 in the same period last year. An increase in distributions from an unconsolidated investment provided $67,000 of cash flow in the current period compared to no cash flow in the prior period. A decrease in the deposit on real estate properties sold provided no cash flow this year compared to $375,000 last year.

Cash flows used in financing activities totaled $36,495,000 ($3,831,000 last year) and included payments on long-term debt of $31,174,000 ($245,000 last year), payments for dividends to stockholders of $4,723,000 ($3,182,000 last year), and payments for cash distributions to partners of $598,000 ($404,000 last year).

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

Debt to Equity Ratio

At March 31, 2004, our debt as a percentage of total liabilities and capital was 12.6%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2004 and into 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net income for the three months ended March 31, 2004 is $3,104,000 versus $2,741,000 for the same period in 2003, an increase of 13.2%. Diluted earnings per common share is 32 cents in the 2004 period, compared to 28 cents in the 2003 period.

Total revenues for the three months ended March 31, 2004 decreased $534,000 to $5,512,000 from $6,046,000 for the three months ended March 31, 2003. Revenues from rental income decreased $18,000 or ..4% when compared to the same period in 2003. Revenues from mortgage interest decreased $514,000 or 32.4% in 2004 as compared to the same period in 2003.

Rental income declined because percentage rent reported in the first quarter of 2003 included amounts from the fourth quarter of 2002 which had not been previously determined. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The decrease in mortgage income is the result of lower balances of notes receivable. We received prepayments on mortgages receivable totaling $30,384,000 in February 2004 and totaling $21,982,000 in November 2003. Mortgage interest decreased also because of the reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Investment interest and other income decreased $2,000 due to the receipt of a special dividend payment from NHI.

Total expenses for the 2004 three month period decreased $942,000 or 31.8% to $2,016,000 from $2,958,000 for the 2003 three month period. Interest expense decreased $721,000 or 68.7% in the 2004 three month period as compared to the 2003 period. Depreciation of real estate decreased $99,000 or 6.2%. General and administrative costs decreased $14,000 or 6.9%.

Interest expense decreased due primarily to principal paydowns in the fourth quarter of 2003 ($22 million) and the first quarter of 2004 ($31 million) on the credit facility and the senior secured notes payable to NHC ($4 million). In addition, interest expense decreased due to the decreased rate effective December 31, 2003 on approximately $14,937,000 of debt.

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

The following table reconciles net income (loss) applicable to common stockholders to funds from operations applicable to common stockholders:

	Three Months Ended
	March 31
	2004	2003

Net income applicable to common stockholders'	$3,104	$1,741
Adjustments:
Real estate depreciation	1,491	1,590
Minority interest n NHR/OP, L.P. share of add back
for real estate depreciation	(170)	(180)
Funds from operations	$4,425	$4,151

Weighted average shares:
Basic	9,590,588	9,570,323
Diluted	9,814,093	9,733,252

FUTURE RENTAL AND MORTGAGE INTEREST INCOME UNCERTAINTIES

Our rental and mortgage interest income revenues are believed by management to be secure. However, the majority of the income of our lessees and borrowers is derived from the lessees' participation in the Medicare and Medicaid programs. Adverse changes in these programs or the inability of our lessees and borrowers to participate in these programs would have a material adverse impact on the financial position, results of operations and cash flows of our lessees and borrowers and their resultant ability to service their obligations to us. Additionally, prepayment by our borrowers of their mortgage notes to us would reduce our future income.

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

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2003 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The Annual Report and Form 10-Q's are available on our web site at www.nationalhealthrealty.com. You should carefully consider those risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

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

As of March 31, 2004, $14,923,000 of our long-term debt bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $60,000 and a 10% reduction in interest rates would result in annual interest expense declining $60,000. The remaining $1,723,000 of our long-term debt bears interest at fixed rates. A hypothetical 10% change in interest rates has no impact on our future earnings and cash flows related to these instruments.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarterly period ended or subsequent to March 31, 2004.

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
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K

Form 8-K filed on March 5, 2004 regarding $30.3 million prepayment.

Form 8-K filed on March 12, 2004 regarding first quarter dividend payment.

Form 8-K filed on April 29, 2004 regarding appointment of Joel H. Jobe and Dr. James Paul Abernathy to NHR's Board of Directors.

Form 8-K filed on May 6, 2003 regarding first quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date May 10, 2004	/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date May 10, 2004	/s/ Donald K. Daniel
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

Date: May 10, 2004
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

Date: May 10, 2004
/s/ Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q
of National Health Realty, Inc.
For The Quarter Ended March 31, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Realty, Inc. ("Issuer") for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2004.

This Certification is executed as of May 10, 2004.

/s/ W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Realty, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.