Form 10-Q
period 2004-06-30
NATIONAL HEALTH REALTY INC
filed 2004-08-09
CIK 1047334

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 of 15(d)
of the Securities Exchange Act of 1934

For quarter ended June 30, 2004	Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its Charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

100 Vine Street
Murfreesboro, TN	37130
(Address of principal	(Zip Code)
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

5,595,588 shares of common stock were outstanding as of July 31, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,504	$ 19,504
Buildings and improvements	147,767	147,767
	167,271	167,271
Less accumulated depreciation	(43,323)	(40,340)
Real estate properties, net	123,948	126,931

Mortgage and other notes receivable	13,753	44,595
Interest and rent receivable	201	403
Cash and cash equivalents	5,860	4,982
Marketable securities	6,118	5,598
Deferred costs and other assets	253	369
Total Assets	$150,133	$182,878

LIABILITIES
Debt	$ 17,000	$ 47,820
Minority interest in consolidated subsidiaries	14,081	14,174
Accounts payable and other accrued expenses	1,306	1,311
Accrued interest	37	10
Dividends payable	3,191	4,723
Distributions payable to partners	404	598
Total Liabilities	36,019	68,636

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,595,588 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,594	135,536
Cumulative net income	59,880	54,206
Cumulative dividends	(84,091)	(77,711)
Unrealized gains on marketable securities	2,635	2,115
Total Stockholders' Equity	114,114	114,242
Total Liabilities and Stockholders' Equity	$150,133	$182,878

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2003 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,305	$ 4,244	$ 8,645	$ 8,602
Mortgage interest income	581	1,584	1,651	3,168
	4,886	5,828	10,296	11,770
EXPENSES:
Interest	172	1,085	500	2,134
Depreciation of real estate	1,492	1,589	2,983	3,179
Amortization of loan costs	---	119	8	235
General and administrative	430	213	619	416
	2,094	3,006	4,110	5,964

INCOME BEFORE MINORITY INTEREST
IN CONSOLIDATED SUBSIDIARIES
AND NON-OPERATING INCOME	2,792	2,822	6,186	5,806

NON-OPERATING INCOME (investment
and interest income)	103	106	205	210

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	(325)	(329)	(717)	(676)

NET INCOME	$ 2,570	$ 2,599	$ 5,674	$ 5,340

NET INCOME PER COMMON SHARE:
Basic	$ .27	$ .27	$ .59	$ .56
Diluted	$ .26	$ .27	$ .58	$ .55

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,594,214	9,570,323	9,592,401	9,570,323
Diluted	9,793,784	9,744,245	9,803,939	9,738,749

Common dividends per share declared	$ .3325	$ .3325	$ .6650	$ .6650

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,674	$ 5,340
Depreciation of real estate	2,983	3,179
Amortization of loan costs	8	235
Minority interest in consolidated subsidiaries	717	676
Decrease in interest and rent receivable	202	173
Increase (decrease) in other assets	39	(151)
Increase in accounts payable and accrued liabilities	22	261
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,645	9,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of property and equipment, net	---	25
Increase in deposit on real estate properties sold	---	750
Collection of mortgage notes receivable	30,842	1,345
Distribution from unconsolidated investment	67	---
NET CASH PROVIDED BY INVESTING ACTIVITIES	30,909	2,120

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	17,000	---
Payments on long-term debt	(47,820)	(1,676)
Dividends paid to stockholders	(7,912)	(6,364)
Distributions paid to partners	(1,002)	(808)
Issuance of common shares	58	---
NET CASH USED IN FINANCING ACTIVITIES	(39,676)	(8,848)

INCREASE IN CASH AND CASH EQUIVALENTS	878	2,985
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,982	5,696
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5,860	$ 8,681

Supplemental Information:
Cash payments for interest expense	$ 473	$ 895

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	---	$ ---	9,590,588	$ 96	$135,536	$ 54,206	$(77,711)	$ 2,115	$114,242
Net income	---	---	---	---	---	5,674	---	---	5,674
Unrealized gains on market-
able securities	---	---	---	---	---	---	---	520	520
Total comprehensive income									6,194
Shares sold	---	---	5,000	---	58	---	---	---	58
Dividends to common share-
holders ($.6650 per share)	---	---	---	---	---	---	(6,380)	---	(6,380)

BALANCE AT 6/30/04	---	$ ---	9,595,588	$ 96	$135,594	$ 59,880	$(84,091)	$ 2,635	$114,114

BALANCE AT 12/31/02	---	$ ---	9,570,323	$ 96	$135,324	$ 42,361	$(63,440)	$ 135	$114,476
Net income	---	---	---	---	---	5,340	---	---	5,340
Unrealized gains on marketable
securities	---	---	---	---	---	---	---	531	531
Total comprehensive income									5,871
Dividends to common share-
holders ($.6650 per share)	---	---	---	---	---	---	(6,364)	---	(6,364)

BALANCE AT 6/30/03	---	$ ---	9,570,323	$ 96	$135,324	$ 47,701	$(69,804)	$ 666	$113,983

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
BASIC:
Weighted average common shares	9,594,214	9,570,323	9,592,401	9,570,323
Net income available to common stockholders	$2,570,000	$ 2,599,000	$5,674,000	$ 5,340,000

Net income per common share	$ .27	$ .27	$ .59	$ .56

DILUTED:
Weighted average common shares	9,594,214	9,570,323	9,592,401	9,570,323
Stock options	199,570	173,922	211,538	168,426
Average common shares outstanding	9,793,784	9,744,245	9,803,939	9,738,749

Net income available to common stockholders	$2,570,000	$ 2,599,000	$5,674,000	$ 5,340,000

Net income per common share	$ .26	$ .27	$ .58	$ .55

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

NHC HealthCare/Nashville, LLC, a wholly owned subsidiary of our investment advisor, National HealthCare Corporation ("NHC"), is the operator of a long-term care facility in Nashville, Tennessee which sustained extensive fire damage on September 25, 2003. There have been an undetermined number of deaths and other personal injuries related to the fire. NHR has no ownership or involvement in the damaged facility.

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

NOTE 4. MORTGAGE NOTE RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

Final		Interest Rate	Principal Amount
Payment Date	Payment Terms	at 6/30/04	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	6.25%	$ 4,789

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,376

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	6.25%	593

2014	Monthly payments of $5,396, which includes
	interest at 9.0%	9.00%	120

2005	Monthly payments of $72,800, which
	includes interest at 10.5%	10.25%	2,088

2005	Monthly payments of $10,400, which
	includes interest at 10.5%	10.25%	434

2005	Monthly payments of $46,800, which
	includes interest at 10.5%	10.25%	1,353

	Weighted Average Interest and Total	8.19%	$13,753

FCC Notes Receivable Prepayments

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

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At June 30, 2004, the fair value of the shares is $6,118,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

NOTE 6. STOCK OPTION PLAN

Our stockholders have approved the 1997 Stock Option and Appreciation Rights Plan under which options to purchase shares of our common stock are available for grant to our consultants, advisors, directors and employees at a price no less than the market value of the stock on the date the option is granted. The vesting period and term of the options is from five to six years. The following table summarizes option activity:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2000	397,000	$ 8.42
Options granted	15,000	10.74
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	8.75
Options granted	20,000	16.50
Options exercised	(5,000)	11.50
Options forfeited	(20,000)	11.42
Outstanding June 30, 2004	407,000	8.97

Options exercisable	40,000	$14.37

At June 30, 2004, options to purchase 40,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $6.50 to $16.95 per share. The weighted average contractual life of options outstanding at June 30, 2004 is 1.5 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At June 30, 2004, options to purchase 36,802 additional shares of common stock may be issued under the stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our earnings per share.

NOTE 7. TERM NOTE PAYABLE

In May 2004, we negotiated a $17,000,000 bank term loan. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable requires monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 are required beginning September 1, 2004 and continuing until maturity (May 14, 2007) at which time the entire outstanding principal balance shall be due.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was generally effective for NHR July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to non-controlling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR's financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Through June 30, 2004, adoption of FIN 45 has not had a material effect on NHR's financial statements. The future effect of FIN 45 on NHR's financial statements will depend on whether we enter into new or modify existing guarantees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own eight first and second mortgage promissory notes with principal balances totaling $13,753,000 (the Notes) at June 30, 2004 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

Competitive Restrictions-

We have an Advisory Services Agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages 74 long-term care health care facilities with 9,208 beds in 10 states. The advisory services agreement provides that prior to the earlier to occur of (i) the termination of the advisory agreement for any reason or (ii) NHC ceasing to be actively engaged as the investment advisor for National Health Investors, Inc. (NHI), we will not (without the prior approval of NHI) transact business with any party, person, company or firm other than NHC. It is the intent of the foregoing restriction that we will not be actively or passively engaged in the pursuit of additional investment opportunities, but rather will focus upon our capacities as landlord and note holder of those certain assets we currently hold.

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

Term Note Payable

In May 2004, we borrowed $17,000,000 under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The new term note payable requires monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At June 30, 2004, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2004 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$17,000	$1,700	$15,300	$ ---	$ ---
Total Contractual Cash Obligations	$17,000	$1,700	$15,300	$ ---	$ ---

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. During the period ended June 30, 2004, our cash payments for interest were $473,000.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2004 and 2005.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 2004 in the amount of $9,645,000 compared to $9,713,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period increase is due primarily to reduced interest expense offset in part by reduced mortgage interest income.

Cash flows provided by investing activities totaled $30,909,000 during the six months ended June 30, 2004 compared to $2,120,000 in the prior period. Collection of mortgage notes receivable provided $30,842,000 of cash flow in the current period compared to $1,345,000 in the same period last year. An increase in distributions from an unconsolidated investment provided $67,000 of cash flow in the current period compared to no cash flow in the prior period. A decrease in the deposit on real estate properties sold provided no cash flow this year compared to $750,000 last year.

Cash flows used in financing activities totaled $39,676,000 ($8,848,000 last year) and included payments on long-term debt of $47,820,000 ($1,676,000 last year), payments for dividends to stockholders of $7,912,000 ($6,364,000 last year), and payments for cash distributions to partners of $1,002,000 ($808,000 last year) offset in part by $17,000,000 in proceeds from long-term debt (- 0 - last year).

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

Debt to Equity Ratio

At June 30, 2004, our debt as a percentage of total liabilities and capital was 13.0%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2004 and into 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net income for the three months ended June 30, 2004 is $2,570,000 versus $2,599,000 for the same period in 2003, a decrease of 1.1%. Diluted earnings per common share is 26 cents in the 2004 period, compared to 27 cents in the 2003 period.

Total revenues for the three months ended June 30, 2004 decreased $945,000 to $4,989,000 from $5,934,000 for the three months ended June 30, 2003. Revenues from rental income increased $61,000 or 1.4% when compared to the same period in 2003. Revenues from mortgage interest decreased $1,003,000 or 63.3% in 2004 as compared to the same period in 2003.

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

Total expenses for the 2004 three month period decreased $912,000 or 30.3% to $2,094,000 from $3,006,000 for the 2003 three month period. Interest expense decreased $913,000 or 84.1% in the 2004 three month period as compared to the 2003 period. Depreciation of real estate decreased $97,000 or 6.1%. General and administrative costs increased $217,000 or 1.9%.

Interest expense decreased due primarily to principal paydowns in the fourth quarter of 2003 ($22 million) and the first quarter of 2004 ($31 million) on the credit facility and the senior secured notes payable to NHC ($4 million). There was an additional principal paydown of approximately $1,723,000 on the senior secured notes payable to NHC in the second quarter of 2004. In addition, interest expense decreased due to the decreased rate effective December 31, 2003 and May 14, 2004 on approximately $14,922,000 of debt. General and administrative costs increased due to a writeoff of $252,000 of previously capitalized costs for a transaction that did not materialize.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net income for the six months ended June 30, 2004 is $5,674,000 versus $5,340,000 for the same period in 2003, an increase of 6.3%. Diluted earnings per common share is 58 cents in the 2004 period, compared to 55 cents in the 2003 period.

Total revenues for the six months ended June 30, 2004 decreased $1,479,000 to $10,501,000 from $11,980,000 for the six months ended June 30, 2003. Revenues from rental income increased $43,000 or ..5% when compared to the same period in 2003. Revenues from mortgage interest decreased $1,517,000 or 47.9% in 2004 as compared to the same period in 2003.

The increase in rental income is due to increased percentage rent offset in part by adjustments in the first quarter of 2003 which had not been previously determined. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The decrease in mortgage income is the result of lower balances of notes receivable. We received prepayments on mortgages receivable totaling $30,384,000 in February 2004 and totaling $21,982,000 in November 2003. Mortgage interest decreased also because of the reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Total expenses for the 2004 six month period decreased $1,854,000 or 31.1% to $4,110,000 from $5,964,000 for the 2003 six month period. Interest expense decreased $1,634,000 or 76.6% in the 2004 six month period as compared to the 2003 period. Depreciation of real estate decreased $196,000 or 6.2%. General and administrative costs increased $203,000 or 48.8%.

Interest expense decreased due primarily to principal paydowns in the fourth quarter of 2003 ($22 million) and the first quarter of 2004 ($31 million) on the credit facility and the senior secured notes payable to NHC ($4 million). There was an additional principal paydown of approximately $1,723,000 on the senior secured notes payable to NHC in the second quarter of 2004. In addition, interest expense decreased due to the decreased rates effective December 31, 2003 and May 14, 2004 on approximately $14,922,000 of debt. General and administrative costs increased due to a writeoff of $252,000 of previously capitalized costs for a transaction that did not materialize.

Non-Operating Income

Revenues from investment and interest income for the three months ended June 30, 2004 decreased $3,000 or 2.8% compared to the same period in 2003. Investment and interest income for the three months ended June 30, 2004 includes $95,000 of dividend and $8,000 of bank interest income.

Revenues from investment and interest income for the six months ended June 30, 2004 decrease $5,000 or 2.9% compared to the same period in 2003. Investment and interest income for the six months ended June 30, 2004 includes $191,000 of dividend and $14,000 of bank interest income.

Funds From Operations

Our funds from operations ("FFO") for the six months ended June 30, 2004, on a diluted basis was $8,321,000, an increase of $160,000 as compared to $8,161,000 for the same period in 2003. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the real estate investment trust industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company's FFO to that of other REITs. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income to funds from operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003

Net income applicable to common stockholders	$2,570	$2,599	$5,674	$5,340
Adjustments:
Real estate depreciation	1,492	1,589	2,983	3,179
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(168)	(180)	(336)	(358)
Funds from operations	$3,894	$4,008	$8,321	$8,161

Weighted average shares:
Basic	9,594,214	9,570,323	9,592,401	9,570,323
Diluted	9,793,784	9,744,245	9,803,939	9,738,449

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

*     national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

*    the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;

*    changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

*     the ability to pay when due or refinance certain debt obligations maturing within the next nine months;

*    the competitive environment in which we operate;

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

As of June 30, 2004, all of our long-term debt ($17,000,000) bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $44,000 and a 10% reduction in interest rates would result in annual interest expense declining $44,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarterly period ended or subsequent to June 30, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on April 20, 2004.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: Re-election of Joseph M. Swanson to serve as director for a term of three years or until his successor has been fully elected and qualified.

		Withholding
Nominee	Voting For	Authority	Percent For
Joseph M. Swanson	8,451,494	135,765	98.4

PROPOSAL NO. 2: To ratify the Audit Committee's selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2004.

Voting For	Voting Against	Abstaining	Percent For
8,561,829	15,624	9,806	99.7

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

(a) List of exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of W. Andrew Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of W. Andrew Adams
906 Certification of Donald K. Daniel

(b) Reports on Form 8-K

Form 8-K filed on June 15, 2004 regarding second quarter dividend to shareholders.

Form 8-K filed on June 16, 2004 regarding resignation of Ernst & Young LLP as the Company's certifying auditors.

Form 8-K filed on August 6, 2004 regarding second quarter earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date August 9, 2004	s/W. Andrew Adams
W. Andrew Adams
Chief Executive Officer

Date August 9, 2004	s/Donald K. Daniel
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

Date: August 9, 2004
s/W. Andrew Adams
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

Date: August 9, 2004
s/Donald K. Daniel
Donald K. Daniel
Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q
of National Health Realty, Inc.
For The Quarter Ended June 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Realty, Inc. ("Issuer") for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2004.

This Certification is executed as of August 9, 2004.

s/W.Andrew Adams
W. Andrew Adams
Chief Executive Officer

s/Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Realty, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.