Form 10-Q
period 2004-09-30
NATIONAL HEALTH REALTY INC
filed 2004-11-09
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 333-37173

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of incorporation or organization)

52-2059888
(I.R.S. Employer Identification No.)

100 Vine Street
Murfreesboro, TN
37130
(Address of principal executive offices)
(Zip Code)

(615) 890-2020
Registrant's telephone number, including area code

Indicate by check mark whether the registrant

(1) Has filed all reports required to be filed by Section 13 or 15(d), of the Securities Exchange
Act of 1934 during the preceding 12 months.
Yes X	No

(2) Has been subject to such filing requirements for the past 90 days.
Yes X	No

Indicate by check mark whether the registrant is an accelerated filer. Yes x No

9,595,588 shares of common stock were outstanding as of October 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,504
Buildings and improvements	147,767	147,767
	167,231	167,271
Less accumulated depreciation	(44,814)	(40,340)
Real estate properties, net	122,417	126,931

Mortgage and other notes receivable	13,650	44,595
Interest and rent receivable	202	403
Cash and cash equivalents	6,720	4,982
Marketable securities	6,399	5,598
Deferred costs and other assets	245	369
Total Assets	$149,633	$182,878

LIABILITIES
Debt	$ 16,575	$ 47,820
Minority interest in consolidated subsidiaries	14,034	14,174
Accounts payable and other accrued expenses	1,357	1,311
Accrued interest	43	10
Dividends payable	3,191	4,723
Distributions payable to partners	404	598
Total Liabilities	35,604	68,636

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	---	---
Common stock, $.01 par value;
75,000,000 shares authorized;
9,595,588 shares issued and outstanding	96	96
Capital in excess of par value of common stock	135,594	135,536
Cumulative net income	62,705	54,206
Cumulative dividends	(87,282)	(77,711)
Unrealized gains on marketable securities	2,916	2,115
Total Stockholders' Equity	114,029	114,242
Total Liabilities and Stockholders' Equity	$149,633	$182,878

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2003 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,305	$ 4,243	$ 12,950	$ 12,845
Mortgage interest income	587	1,581	2,238	4,749
	4,892	5,824	15,188	17,594
EXPENSES:
Interest	131	1,044	631	3,178
Depreciation of real estate	1,491	1,590	4,474	4,769
Amortization of loan costs	---	116	8	351
General and administrative	194	211	813	627
	1,816	2,961	5,926	8,925

INCOME BEFORE MINORITY INTEREST
IN CONSOLIDATED SUBSIDIARIES
AND NON-OPERATING INCOME	3,076	2,863	9,262	8,669

NON-OPERATING INCOME (investment
and interest income)	106	106	311	316

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	(357)	(333)	(1,074)	(1,009)

NET INCOME	$ 2,825	$ 2,636	$ 8,499	$ 7,976

NET INCOME PER COMMON SHARE:
Basic	$ .29	$ .28	$ .89	$ .83
Diluted	$ .29	$ .27	$ .87	$ .82

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,595,588	9,575,496	9,593,471	9,572,066
Diluted	9,817,726	9,761,720	9,808,542	9,746,424

Common dividends per share declared	$ .3325	$ .3325	$ .9975	$ .9975

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,499	$ 7,976
Depreciation of real estate	4,474	4,769
Amortization of loan costs	8	351
Minority interest in consolidated subsidiaries	1,074	1,009
Decrease in interest and rent receivable	201	182
(Increase) decrease in other assets	49	(147)
Increase in accounts payable and accrued liabilities	79	287
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,384	14,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	40	25
Increase in deposit on real estate properties sold	---	1,140
Collection of mortgage notes receivable	30,945	2,015
Distribution from unconsolidated investment	67	---
NET CASH PROVIDED BY INVESTING ACTIVITIES	31,052	3,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	17,000	---
Payments on long-term debt	(48,245)	(3,098)
Dividends paid to stockholders	(11,103)	(9,545)
Distributions paid to partners	(1,408)	(1,211)
Issuance of common shares	58	81
NET CASH USED IN FINANCING ACTIVITIES	(43,698)	(13,773)

INCREASE IN CASH AND CASH EQUIVALENTS	1,738	3,834
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,982	5,696
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 6,720	$ 9,530

Supplemental Information:
Cash payments for interest expense	$ 598	$ 3,001

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	---	$ ---	9,590,588	$ 96	$135,536	$ 54,206	$(77,711)	$ 2,115	$114,242
Net income	---	---	---	---	---	8,499	---	---	8,499
Unrealized gains on market-
able securities	---	---	---	---	---	---	---	801	801
Total comprehensive income									9,300
Shares sold	---	---	5,000	---	58	---	---	---	58
Dividends to common share-
holders ($.9975 per share)	---	---	---	---	---	---	(9,571)	---	(9,571)

BALANCE AT 9/30/04	---	$ ---	9,595,588	$ 96	$135,594	$ 62,705	$(87,282)	$ 2,916	$114,029

BALANCE AT 12/31/02	---	$ ---	9,570,323	$ 96	$135,324	$ 42,361	$(63,440)	$ 135	$114,476
Net income	---	---	---	---	---	7,976	---	---	7,976
Unrealized gains on marketable
securities	---	---	---	---	---	---	---	484	484
Total comprehensive income									8,460
Shares sold	---	---	11,265	---	81	---	--	---	81
Dividends to common share-
holders ($.9975 per share)	---	---	---	---	---	---	(9,549)	---	(9,549)

BALANCE AT 9/30/03	---	$ ---	9,581,588	$ 96	$135,405	$ 50,337	$(72,989)	$ 619	$113,468

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2003, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including , but not limited to, changes in interest rates, rents, operations and the timing of debt and equity financings.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
BASIC:
Weighted average common shares	9,595,588	9,575,496	9,593,471	9,572,066
Net income available to common stockholders	$2,825,000	$ 2,636,000	$8,499,000	$ 7,976,000

Net income per common share	$ .29	$ .28	$ .89	$ .83

DILUTED:
Weighted average common shares	9,595,588	9,575,496	9,593,471	9,572,066
Stock options	222,138	186,224	215,071	174,358
Adjusted weighted-average common
shares outstanding	9,817,726	9,761,720	9,808,542	9,746,424

Net income available to common stockholders	$2,825,000	$ 2,636,000	$8,499,000	$ 7,976,000

Net income per common share	$ .29	$ .27	$ .87	$ .82

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

NOTE 4. MORTGAGE NOTE RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

Final		Interest Rate	Principal Amount
Payment Date	Payment Terms	at 9/30/04	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	6.25%	$ 4,736

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,354

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	6.25%	579

2014	Monthly payments of $5,396, which includes
	interest at 9.0%	9.00%	106

2005	Monthly payments of $72,800, which
	includes interest at 10.5%	10.25%	2,088

2005	Monthly payments of $10,400, which
	includes interest at 10.5%	10.25%	434

2005	Monthly payments of $46,800, which
	includes interest at 10.5%	10.25%	1,353

	Weighted Average Interest and Total	8.39%	$13,650

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

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At September 30, 2004, the fair value of the shares is $6,399,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

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

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2000	397,000	$ 8.42
Options granted	15,000	10.74
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	8.75
Options granted	20,000	16.50
Options exercised	(5,000)	11.50
Options forfeited	(20,000)	11.42
Outstanding September 30, 2004	407,000	8.97

Options exercisable September 30, 2004	40,000	$14.37

At September 30, 2004, options to purchase 40,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $6.50 to $16.95 per share. The weighted average contractual life of options outstanding at September 30, 2004 is 1.3 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At September 30, 2004, options to purchase 36,802 additional shares of common stock may be issued under the stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our net income or earnings per share.

NOTE 7. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement ($16,575,000 outstanding at September 30, 2004). The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable requires monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 are required until maturity (May 14, 2007) at which time the entire outstanding principal balance shall be due.

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

NOTE 9. EVENT SUBSEQUENT TO BALANCE SHEET DATE

On November 4, 2004, Mr. W. Andrew Adams resigned his position as President. He retains his position as Chairman of the Board focusing on strategic planning, but will have no day to day managerial duties with NHR.

The Board has elected NHR Director and Senior Vice President, Mr. Robert G. Adams, to fill the position of President. Mr. Robert. G. Adams, brother of W. Andrew Adams, has been with NHR as Director and as Senior Vice President or Vice President since the company began operations in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 26 health care facilities, including 19 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own eight first and second mortgage promissory notes with principal balances totaling $13,650,000 (the Notes) at September 30, 2004 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

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

Term Note Payable

In May 2004, we borrowed $17,000,000 ($16,575,000 outstanding at September 30, 2004) under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The new term note payable requires monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At September 30, 2004, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2004 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$16,575	$1,700	$14,875	$ ---	$ ---
Total Contractual Cash Obligations	$16,575	$1,700	$14,875	$ ---	$ ---

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. During the nine months ended September 30, 2004, our cash payments for interest were $598,000.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2004 and 2005.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the nine months ended September 30, 2004 in the amount of $14,384,000 compared to $14,427,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period increase is due primarily to reduced interest expense offset in part by reduced mortgage interest income.

Cash flows provided by investing activities totaled $31,052,000 during the nine months ended September 30, 2004 compared to $3,180,000 in the prior period. Collection of mortgage notes receivable provided $30,945,000 of cash flow in the current period compared to $2,015,000 in the same period last year. An increase in distributions from an unconsolidated investment provided $67,000 of cash flow in the current period compared to no cash flow in the prior period. A decrease in the deposit on real estate properties sold provided no cash flow this year compared to $1,140,000 last year.

Cash flows used in financing activities totaled $43,698,000 ($13,773,000 last year) and included payments on long-term debt of $48,245,000 ($3,098,000 last year), payments for dividends to stockholders of $11,103,000 ($9,545,000 last year), and payments for cash distributions to partners of $1,408,000 ($1,211,000 last year) offset in part by $17,000,000 in proceeds from long-term debt (- 0 - last year).

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

Debt to Equity Ratio

At September 30, 2004, our debt as a percentage of total liabilities and capital was 12.7%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity are expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2004 and into 2005.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net income for the three months ended September 30, 2004 is $2,825,000 versus $2,636,000 for the same period in 2003, a increase of 7.2%. Diluted earnings per common share is 29 cents in the 2004 period, compared to 27 cents in the 2003 period.

Total revenues for the three months ended September 30, 2004 decreased $932,000 to $4,892,000 from $5,824,000 for the three months ended September 30, 2003. Revenues from rental income increased $62,000 or 1.5% when compared to the same period in 2003. Revenues from mortgage interest decreased $994,000 or 62.9% in 2004 as compared to the same period in 2003.

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

Total expenses for the 2004 three month period decreased $1,145,000 or 38.7% to $1,816,000 from $2,961,000 for the 2003 three month period. Interest expense decreased $913,000 or 87.5% in the 2004 three month period as compared to the 2003 period. Depreciation of real estate decreased $99,000 or 6.2%. General and administrative costs decreased $17,000 or 8.1%.

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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net income for the nine months ended September 30, 2004 is $8,499,000 versus $7,976,000 for the same period in 2003, an increase of 6.6%. Diluted earnings per common share is 87 cents in the 2004 period, compared to 82 cents in the 2003 period.

Total revenues for the nine months ended September 30, 2004 decreased $2,406,000 to $15,188,000 from $17,594,000 for the nine months ended September 30, 2003. Revenues from rental income increased $105,000 or .8% when compared to the same period in 2003. Revenues from mortgage interest decreased $2,511,000 or 52.9% in 2004 as compared to the same period in 2003.

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

Total expenses for the 2004 nine month period decreased $2,999,000 or 37.6% to $5,926,000 from $8,925,000 for the 2003 nine month period. Interest expense decreased $2,547,000 or 80.1% in the 2004 nine month period as compared to the 2003 period. Depreciation of real estate decreased $295,000 or 6.2%. General and administrative costs increased $186,000 or 30.0%.

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

Non-Operating Income

Revenues from investment and interest income for the three months ended September 30, 2004 increased $106,000 which is unchanged when compared to the same period in 2003. Investment and interest income for the three months ended September 30, 2004 includes $90,000 of dividend and $16,000of bank interest income.

Revenues from investment and interest income for the nine months ended September 30, 2004 decreased $5,000 or 1.6% compared to the same period in 2003. Investment and interest income for the nine months ended September 30, 2004 includes $287,000 of dividend and $24,000 of bank interest income.

Funds From Operations

Our funds from operations ("FFO") for the nine months ended September 30, 2004, on a diluted basis was $12,470,000, an increase of $262,000 as compared to $12,208,000 for the same period in 2003. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003

Net income applicable to common stockholders	$2,825	$2,636	$8,499	$7,976
Adjustments:
Real estate depreciation	1,491	1,590	4,474	4,769
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(168)	(179)	(503)	(537)
Funds from operations	$4,148	$4,047	$12,470	$12,208

Weighted average shares:
Basic	9,595,588	9,575,496	9,593,471	9,572,066
Diluted	9,817,726	9,761,720	9,808,542	9,746,424

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2004, all of our long-term debt ($16,575,000) bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $55,000 and a 10% reduction in interest rates would result in annual interest expense declining $55,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarterly period ended or subsequent to September 30, 2004. PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.  None

Item 6. Exhibits.

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

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date November 8, 2004	/s/W. Andrew Adams
W. Andrew Adams
Chairman

Date November 8, 2004	/s/Donald K. Daniel
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

Date: November 8, 2004
/s/W. Andrew Adams
W. Andrew Adams
Chairman

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

Date: November 8, 2004
/s/Donald K. Daniel
Donald K. Daniel
SeniorVice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q
of National Health Realty, Inc.
For The Quarter Ended September 30, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Realty, Inc. ("Issuer") for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended September 30, 2004.

This Certification is executed as of November 8, 2004.

/s/W. Andrew Adams
W. Andrew Adams
Chairman

/s/Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Realty, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.