Form 10-K
period 2004-12-31
NATIONAL HEALTH REALTY INC
filed 2005-03-01
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _________ to _______

Commission file number 001-13487

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

100 Vine Street, Suite 1402, Murfreesboro, Tennessee	37130
(Address of principal executive offices)	(Zip Code)

(615) 890-2020
(Company's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	American Stock Exchange

Securities registered pursuant to Section 21(g) of the Act: Same

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

The aggregate market value of voting stock held by nonaffiliates of the registrant was $96,699,560 as of June 30, 2004
The number of shares of Common Stock outstanding as of February 28, 2005 was 9,699,983.

Documents Incorporated by Reference

The following documents are incorporated by reference into Part III, Items 10, 11, 12, and 14 of this Form 10-K:
The Registrant's definitive proxy statement for its 2005 shareholder's meeting.

PART 1

Item 1. Business

General

National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) currently owns 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities). We additionally own first mortgage secured promissory notes with an outstanding balance of $13.6 million (the Notes). The Healthcare Facilities and the Notes were originally acquired on December 31, 1997 from our then sole owner National HealthCare Corporation (NHC), (formerly National HealthCare L.P.). NHR leases the Healthcare Facilities pursuant to certain lease agreements. Fourteen of the Healthcare Facilities are leased to NHC and nine are leased to nine separate Florida corporations. These leases covering the Healthcare Facilities are "triple net" leases, meaning the tenant shall pay all charges and expenses in connection with the leased property throughout the term of the lease. NHR's revenues and sources of cash are derived primarily from the interest and principal payments on the Notes and from rent payments, primarily from NHC, under the leases.

The Notes are secured by nursing facilities and separate makers and guarantors. During 2000, we foreclosed on two of the Notes and obtained title to four nursing facilities. One of these facilities was closed and the remaining three were sold effective January 1, 2001 to a third party for the outstanding balance of the original notes on the four properties at the same rate of interest. The purchaser paid no down payment, and we reported all current payments as a deposit until November, 2003 when the amount collected became adequate to recognize the sale. The sale recognition resulted in recording a mortgage note receivable and reporting a gain on sale of real estate of approximately $1.1 million. In 2004, $105,000 related to the sale was received, resulting in additional gain on sale of real estate of $105,000.

During 2004, 2003 and 2002, rental income was 85.5%, 69.7% and 68.5%, respectively, of revenues and mortgage interest income was 14.0%, 25.6% and 31.5% of revenues.

At our formation, we entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC provides us with investment advice, office space and personnel. Certain limitations on our investment opportunities provided by the original agreement have been removed effective November 1, 2004. See "Investment and Other Policies of NHR" below.

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

Advisory Agreement. We have contracted for our management with NHC. For its services, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expense incurred by NHC. The actual amount paid to NHC in 2004 was $411,000. Either party may terminate the Advisory Agreement on 90 days notice.

Investment Restriction Removed. The NHR Advisory Agreement provides that we will not, without the prior approval of National Health Investors, Inc. (NHI), be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. NHC announced on November 1, 2004 that it had assigned its advisory agreement with NHI to an independent company owned by W. Andrew Adams, former NHC President. Therefore, the restriction on NHR's investment activities has been removed.

Objective, Policies and Competitive Restrictions. We were organized to own the Healthcare Facilities and Notes. Because our objective is to maintain payment of our dividends and because of our currently limited capital resources, we do not presently intend to seek further outside health care-related investment opportunities or to provide lease or mortgage financing for such investments. We expect to continue to engage in transactions with NHC for expansions or improvements of our existing properties, or the construction of new properties which are to be operated by NHC. The Board of Directors may alter our investment policies if they determine that such a change is in the best interests of the Company and our stockholders. The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.

NHC Master Agreement to Lease

The Master Agreement to Lease with NHC regarding the Healthcare Facilities (the "Master Agreement") sets forth terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases"). The Leases are for an initial term expiring on December 31, 2007 with two five year renewal options at the election of NHC which allow for the renewal of the leases on an "all or nothing" basis. During the initial term and the first and second renewal terms (if applicable), NHC is obligated to pay annual base rent plus additional percentage rent on a quarterly basis. NHR recognized $1,295,000 of percentage rent from NHC during 2004. In 2004, 68.8% of our net revenues were derived from leases with NHC.

The Master Agreement is a "triple net lease", under which NHC is responsible for payment of all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, and other charges relating to the ownership and operation of the Healthcare Facilities). NHC is also obligated to indemnify and hold harmless NHR from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials or other environmental responsibility with respect to the Healthcare Facilities.

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

Effective November 1, 2003, the criteria of SFAS 66 were met. Therefore, the sale of the real estate properties was recorded resulting in a gain on sale of real estate of approximately $1,149,000. Sale proceeds received in 2004 resulted in an additional gain on sale of real estate of approximately $105,000. The sale of the assets resulted in recording mortgage notes receivable of approximately $3,740,000.

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

The Advisory Agreement is for a stated term which expired December 31, 2003 and thereafter from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time. For its services under the Advisory Agreement, the Advisor is entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC. The actual amounts paid to NHC in 2004, 2003 and 2002 were $411,000, $476,000, and $493,000, respectively.

Pursuant to the Advisory Agreement, NHC manages our day-to-day affairs and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us. The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHR including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC. Of our executive officers at December 31, 2004, Mr. Robert G. Adams, Ms. Charlotte A. Swafford, Mr. Donald K. Daniel and Mr. Kenneth D. DenBesten are employees of NHC; Mr. LaRoche was an employee until his retirement from management responsibilities in May 2002, but remains a corporate officer for us. All of their renumeration and employment costs are paid by NHC, although a portion may be allocated for their services to NHR.

Federal Income Tax

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

Requirement to Pay Dividends as a REIT

The REIT provisions of the Code require that a REIT distribute annually 90% of its taxable income, without regard to any capital gains or dividends paid deduction, to its shareholders. Because NHR intends to qualify as a REIT, the majority of our net income will be distributed to shareholders annually. There can be no assurance that we will be able to meet this requirement at all times.

Investor Information

We maintain a worldwide web site at www.nationalhealthrealty.com. We publish to this web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and press releases. We do not necessarily have these filed the same day as they are filed with the SEC or released to the public, but rather have a policy of placing these on the web site within two (2) business days of public release or SEC filing.

We also maintain the following documents on the web site:

* The NHR Code of Ethics and Standards of Conduct. This has been adopted for all employees of our Administrative Services Contractor, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

* Information on our "NHR Valuesline", which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 800-526-4064 and the communications may be incognito, if desired.

* The NHR Restated Audit Committee Charter.

* The NHR Compensation Committee Charter.

* The NHR Nomination and Corporate Governance Committee Charter

We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.

Item 2. Properties

Healthcare Facilities

The following table includes certain information regarding Healthcare Facilities which are owned and leased:

			Net Book	Base
		No. of	Value at	Annual
Name of Facility	Location	Beds	Dec. 31, 2004	Rent (1)
Long-Term Care Centers
The Aristocrat	Naples, FL	60	$ 3,906,588	$ 96,000
NHC HealthCare, Clinton	Clinton, SC	131	2,307,203	690,991
The Health Center at Coconut Creek	Coconut Creek, FL	120	7,636,676	775,000
The Health Center of Daytona Beach	Daytona Beach, FL	73	4,552,758	380,000
NHC HealthCare, Farragut	Farragut, TN	60	5,315,569	669,414
NHC HealthCare, Garden City	Murrells Inlet, SC	88	3,929,475	670,928
NHC HealthCare, Greenville	Greenville, SC	176	3,529,688	1,239,689
NHC HealthCare, Lexington	Lexington, SC	120	4,685,163	867,828
NHC HealthCare, Mauldin	Mauldin, SC	120	5,913,709	524,005
AdamsPlace	Murfreesboro, TN	90	4,128,680	564,755
The Imperial Health Care Center	Naples, FL	113	4,580,889	570,000
NHC HealthCare, North Augusta	North Augusta, SC	132	3,329,964	1,081,625
The Health Center of Windermere	Orlando, FL	120	5,777,408	535,000
NHC HealthCare, Parklane	Columbia, SC	120	5,599,733	787,808
Charlotte Harbor Health Care Center	Port Charlotte, FL	180	6,043,553	1,010,000
NHC HealthCare, West Plains	West Plains, MO	118	2,517,204	669,901

Assisted Living Facilities
The Place at Vero Beach	Vero Beach, FL	120	7,523,338	1,187,000
NHC Place/Anniston	Anniston, AL	68	4,334,183	344,147
AdamsPlace	Murfreesboro, TN	83	3,700,622	56,349
The Place at Merritt Island	Merritt Island, FL	84	5,512,680	765,000
The Place at Stuart	Stuart, FL	84	4,885,280	751,000
NHC Place/Farragut	Farragut, TN	84	6,591,810	225,965

Retirement Center
AdamsPlace	Murfreesboro, TN	93	13,480,760	1,497,540

(1) Additional rent equal to three percent (3%) of the increase in gross revenues (calculated and paid on a quarterly basis) of the HealthCare Facilities commenced in 2000. All leases are triple net leases.

Mortgage Notes

We own approximately seven mortgage notes representing approximately $13.6 million loaned to the owners of approximately five nursing homes. The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes, acquire existing nursing homes, or to provide working capital. The mortgage notes are secured by mortgages on each of the facilities.

In February 2004, we received prepayment of the balance (approximately $30,384,000) of 10.25% FCC notes. The notes had been scheduled to mature on October 31, 2004.

Effective December 31, 2002, we sold to NHI at par three mortgage notes receivable secured by three long-term healthcare facilities in Florida. We received cash in the amount of $15,717,000. NHR maintained the right to repurchase the notes at par after July 1, 2003 and NHI maintained the right to resell the notes to NHR at par beginning January 2, 2004 or require us to make the debt service payments required under the notes. As a result of the repurchase and put options, consistent with the provisions of Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140), we accounted for the sale of the notes receivable to NHI as a borrowing from NHI rather than a sale of the notes. Effective December 31, 2003, NHR exercised its right to repurchase at par the notes from NHI for approximately $14,937,000. Consequently, the borrowing from NHI is not recognized on our consolidated balance sheet as of December 31, 2003.

Item 3. Legal Proceedings

We are not subject to any significant pending litigation. The Health Care Facilities are subject to claims and lawsuits in the ordinary course of business. Our lessees and mortgagees have indemnified us against all liabilities arising from the operation of the Healthcare Facilities, and also indemnify us against environmental or title problems affecting the real estate underlying such facilities. While there are lawsuits pending against certain of the mortgagees and/or lessees of the Healthcare Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders was held on April 20, 2004, and the results were included in the June 30, 2004, Form 10-Q filed with the SEC on August 9, 2004.

PART II

----------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the American Stock Exchange (AMEX) under the symbol "NHR". On February 25, 2005 the last reported sale price for the Common Stock on the AMEX was $18.16. As of December 31, 2004 we had approximately 4,600 shareholders, of which approximately 1,700 are holders of record with the balance indicated by security listing positions.

We received notice on January 20, 2005 from the American Stock Exchange (AMEX) that the Company is currently not in compliance with the AMEX board of directors composition requirements as set forth in Section 121A of the AMEX Company Guide. Specifically, the Company does not currently have a majority of independent directors serving on its board. The warning letter gives us until May 31, 2005 to regain compliance with the AMEX requirements. We intend to correct the instance of noncompliance with the AMEX Company Guide as soon as reasonably possible and will comply with the independence standards of AMEX Company Guide Section 121A by May 31, 2005.

High and low stock prices and dividends for 2004 and 2003 were:

	2004			2003
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$18.770	$18.500	$.3325	$15.050	$13.320	$.3325
June 30	17.420	16.150	.3325	16.180	13.320	.3325
September 30	19.090	18.910	.3325	18.180	14.360	.3325
December 31	20.040	20.010	.4125	20.040	14.950	.4925

Dividends

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

Item 6. Selected Financial Data

(dollars in thousands, except share amounts)

	Year Ended December 31
	2004	2003	2002	2001	2000

Net revenues	$ 20,191	$ 24,508	$ 24,549	$ 24,561	$ 25,066
Net income	11,435	11,845	8,498	8,877	7,939
Net income per share
Basic	1.19	1.24	.89	.93	.83
Diluted	1.16	1.21	.87	.92	.83
Mortgages and other notes receivable	13,553	44,595	65,562	79,518	84,132
Real estate properties, net	120,926	126,931	138,963	150,036	155,753
Total assets	150,032	182,878	214,941	234,987	243,357
Long term debt	16,150	47,820	79,488	96,314	100,928
Total stockholders' equity	113,998	114,242	114,476	118,571	122,422

Common shares outstanding	9,699,108	9,590,588	9,570,323	9,570,323	9,570,323

Weighted average common shares
Basic	9,594,852	9,575,546	9,570,323	9,570,323	9,575,959
Diluted	9,822,823	9,757,238	9,770,730	9,697,116	9,592,814

Common dividends declared per share	$ 1.41	$ 1.49	$ 1.33	$ 1.33	$ 1.33

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), owns the real estate of 23 healthcare facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities), and owns seven first promissory notes with principal balances totaling $13,553,000 (the Notes) at December 31, 2004 and secured by the real property of healthcare facilities.

Relationship With National HealthCare Corporation

We have an advisory services agreement with National HealthCare Corporation (NHC) pursuant to which NHC will provide us with investment advice, office space and personnel. NHC owns or manages a total of 74 long-term healthcare facilities with 9,177 beds in 10 states. NHC is NHR's primary tenant, operating ten licensed skilled nursing facilities, six assisted living facilities and one independent living center, the real estate of which facilities is owned by NHR.

Investment Restriction Removed

The NHR Advisory Agreement provides that we will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. NHC announced on November 1, 2004 that it is no longer the advisor to NHI. Therefore, the restriction on NHR's investment activities has been removed.

Areas of Focus

Management is currently focusing upon our capacities as landlord and note holder. Our objectives are to (1) provide current income for distribution to stockholders, (2) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of our leased properties; (3) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of our portfolio properties, and (4) to preserve and protect stockholder's capital. We can offer no assurance that these objectives will be realized.

CRITICAL ACCOUNTING ESTIMATES

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

Valuations of and Impairments to Our Investments

Since the passage of the Balanced Budget Act of 1997 affecting Skilled Nursing Facilities (SNFs) January 1999, the long-term care industry has experienced material reductions in government and private insurance reimbursement. Some legislative relief was granted in 2000 and 2001 as a result of the Balanced Budget Refinement Act of 1999, however, some of the add-on provisions expired October 1, 2002 materially reducing reimbursement. Effective October 1, 2004, the Centers for Medicare and Medicaid Services (CMS) issued the annual market basket (inflationary) increase of 2.8% for skilled nursing facilities reimbursement of Medicare Part A. No material changes are expected until CMS refines the current RUG III case-mix methodology related to the clinical assessment of residents. The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have affected some of our lessees and mortgagees.

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

CAPITAL RESOURCES AND LIQUIDITY

At year end, our debt as a percentage of total liabilities and capital was 11.9%. Our debt consists of a bank term loan in the amount of $16,150,000 which matures on May 14, 2007. The bank term loan requires quarterly payments of $425,000 and bears interest at the variable rate of 30 day LIBOR plus 1.5% (3.8% at December 31, 2004). The loan agreements require that we maintain specified operating ratios and stockholders' equity.

Leases

We lease our 23 healthcare facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC prior to October 1, 2000 are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At December 31, 2004, all payments are current. Our leases with NHC have initial ten year terms with provisions for two five year renewal terms at the same terms as the original lease. Our leases with the nine separate lessees have initial five year terms with provisions for two five year renewal terms for which the base lease payments must be negotiated on each renewal.

FCC Notes

On February 27, 2004, the FCC notes receivable were repaid in full (approximately $30,384,000). Proceeds from the prepayment and cash on hand were used to repay our previous credit facility (approximately $31,175,000).

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

Effective November 1, 2003, the initial and continuing investment criteria of SFAS 66 were met. Therefore, the sale of the real estate properties was recorded resulting in a gain on the sale of real estate of approximately $1,149,000. The sale of the assets resulted in recording a mortgage notes receivable of approximately $3,740,000. Additional sale proceeds received in 2004 resulted in an additional gain on sale of real estate of approximately $105,000.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during 2004 in the amount of $19,000,000 compared to $19,083,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for realty and loan losses, if any, and non-cash gains on sales of real estate, if any, adjusted by working capital changes.

Our investing activities provided $31,253,000 of cash flows in 2004 compared to $26,004,000 in 2003. Collections and sales of mortgage notes receivable totaled $31,042,000 in 2004 compared to $24,707,000 in 2003. Included in these collections are $30,384,000 of prepayments of mortgage notes receivable in 2004 compared to prepayment of $21,982,000 in 2003.

Deposits on real estate properties sold provided no cash flow this year because the sale of property was recognized compared to $1,270,000 in the prior year. Distributions from an unconsolidated investment provided $67,000 in cash compared to no cash flow in the prior year.

Net cash used in financing activities totaled $46,851,000 in 2004 compared to $45,801,000 in 2003. Cash flows provided from borrowings included $17,000,000 in 2004 compared to $14,922,000 (from NHI) in 2003. Cash flows from the sale of common stock were $925,000 in 2004 and $212,000 in 2003.

Payments on debt were $48,670,000 in 2004 compared to $46,590,000 of payments on debt last year. Cash flows used in financing activities included $14,293,000 to pay dividends to stockholders ($12,730,000 last year) and $1,813,000 to pay cash distributions to minority partners of our operating partnership ($1,615,000 last year).

Commitments

We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable. Regular dividends in the amount of $1.33 and a special dividend in the amount of $.08 were declared for payment for 2004.

Our contractual cash obligations for periods subsequent to December 31, 2004 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$16,150	$1,700	$14,450	$ --	$ --
Total Contractual Cash Obligations	$16,150	$1,700	$14,450	$ --	$ --

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2005 and 2006.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net income for the year ended December 31, 2004 is $11,435,000 versus $11,845,000 for the same period in 2003, a decrease of 3.5%. Diluted net income per common share decreased five cents or 4.1% to $1.16 in 2004 from $1.21 in 2003.

Total revenues for the year ended December 31, 2004 decreased $4,317,000 or 17.6% to $20,191,000 from $24,508,000 for the year ended December 31, 2003. Revenues from rental income increased $167,000 or 1.0% when compared to the same period in 2003. Revenues from mortgage interest decreased $3,440,000 or 54.9% in 2004 as compared to the same period in 2003. Gain on sale of real estate decreased $1,044,000.

The increase in rental income is due primarily to the recognition of $167,000 of additional percentage rent. Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The decrease in mortgage interest income is the result of lower balances of notes receivable. We received prepayments on mortgages receivable totaling $30,384,000 in February 2004 and totaling $21,982,000 in November 2003. Mortgage interest income decreased also because of reductions in the principal of the mortgage notes receivable due to regular monthly amortization. The gain on sale of real estate is the result of receiving additional proceeds related to the sale of Indiana properties originally recorded in November, 2003.

Total expenses for the year ended December 31, 2004 decreased $3,830,000 or 33.0% to $7,782,000 from $11,612,000 for the year ended December 31, 2003. Interest expense decreased $3,212,000 or 80.4% in 2004 as compared to the 2003 period. Depreciation of real estate decreased $356,000 or 5.6%. General and administrative costs increased $203,000 or 24.6% due primarily to a writeoff of $252,000 of previously capitalized costs for a transaction that did not materialize.

Interest expense decreased due primarily to principal paydowns in the fourth quarter of 2003 ($22,000,000) and the first quarter of 2004 ($31,000,000) on the credit facility and the senior secured notes payable to NHC ($4,000,000). There was an additional principal paydown of approximately $1,723,000 on the senior secured notes payable to NHC in the second quarter of 2004. In addition, interest expense decreased due to the decreased rate effective December 31, 2003 and May 14, 2004 on approximately $14,922,000 of debt.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net income for the year ended December 31, 2003 is $11,845,000 versus $8,498,000 for the same period in 2002, an increase of 39.4%. Diluted earnings per common share increased 34 cents or 39.1% to $1.21 in the 2003 period from 87 cents in the 2002 period.

Total revenues for the year ended December 31, 2003 decreased $41,000 or .2% to $24,508,000 from $24,549,000 for the year ended December 31, 2002. Revenues from rental income increased $266,000 or 1.6% when compared to the same period in 2002. Revenues from mortgage interest decreased $1,456,000 or 18.8% in 2003 as compared to the same period in 2002. Gain on sale of real estate increased $1,149,000.

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

FUNDS FROM OPERATIONS

We have adopted the definition of Funds From Operations ("FFO") prescribed by the National Association of Real Estate Investment Trusts ("NAREIT") October 1999 White Paper as amended April 1 2002. Accordingly, FFO is defined as net income (loss) applicable to common stockholders (computed in accordance with generally accepted accounting principles "GAAP") excluding gains (or losses) from sales of property, plus depreciation of real property and after investments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. We view FFO as a measure of operating performance and believe that FFO is helpful in evaluating a real estate investment portfolio's overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.

Our funds from operations for the twelve months ended December 31, 2004, on a diluted basis was $16,643,000, an increase of $206,000 as compared to $16,437,000 for the same period in 2003. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the real estate investment trust industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company's FFO to that of other REITs. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income (loss) applicable to common stockholders to funds from (to) operations applicable to common stockholders:

(in thousands, except share and per share amounts)

Year Ended December 31,	2004	2003	2002

Net income	$ 11,435	$ 11,845	$ 8,498
Adjustments:
Real estate depreciation	5,966	6,322	6,785
Gain on sale of real estate	(105)	(1,149)	--
Minority interest in NHR/OP, L.P.'s share of add
back for real estate related depreciation and
gain on sale of real estate	(653)	(581)	(763)
Funds from operations applicable to common stockholders	$ 16,643	$ 16,437	$14,520

Basic funds from operations per share	$ 1.73	$ 1.72	$ 1.52
Diluted funds from operations per share	$ 1.69	$ 1.68	$ 1.49

Weighted average shares:
Basic	9,594,852	9,575,546	9,570,323
Diluted	9,822,823	9,757,238	9,770,370

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

None of our lessees or borrowers are in bankruptcy.

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

In December 2003 the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest entities (Revised December 2003) ("FIN 46R"). FIN 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Key to the consolidation determination is whether such entities disperse risks among the parties involved. If those risks are not dispersed, and therefore an enterprise bears the majority of the risks or rewards related to the variable interest entity, it would consolidate that variable interest entity. This Interpretation also provides guidance related to the initial and subsequent measurement of assets, liabilities, and non-controlling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. This interpretation replaces in its entirety FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued by the FASB in January 2003. The implementation of FIN 46R was required during the Company's first quarter of 2004. The implementation had no effect on the Company's financial statements.

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that he accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

IMPACT OF INFLATION

Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing operations.

Our revenues are primarily from long-term investments. Our leases with NHC require increases in rent income based on increases in the revenues of the leased facilities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

As of December 31, 2004, all of our long-term debt ($16,150,000) bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $61,000 and a 10% reduction in interest rates would result in annual interest expense declining $61,000.

We currently do not use any derivative instruments to hedge interest rate or other risks. We do not use derivative instruments for trading purposes. The future use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $657,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $657,000.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Realty, Inc.:

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheet of National Health Realty, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Realty, Inc. and Subsidiaries at December 31, 2004 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Memphis, Tennessee

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of National Health Realty, Inc.:

We have audited the accompanying consolidated balance sheet of National Health Realty, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Health Realty, Inc. and Subsidiaries at December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

January 23, 2004

Board of Directors and Stockholders

National Health Realty, Inc.

Murfreesboro, Tennessee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management's assessment, included in the accompanying Management's Control Over Financial Reporting, that National Health Realty, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." National Health Realty, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that National Health Realty, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National Health Realty, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of National Health Realty, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended and our report dated February 18, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Memphis, Tennessee

February 18, 2005

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2004	2003
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,504
Buildings and improvements	147,768	147,767
	167,232	167,271
Less accumulated depreciation	(46,306)	(40,340)
Real estate properties, net	120,926	126,931

Mortgage and other notes receivable	13,553	44,595
Interest and rent receivable	367	403
Cash and cash equivalents	8,384	4,982
Marketable securities	6,565	5,598
Deferred costs and other assets	237	369
Total Assets	$150,032	$182,878

LIABILITIES
Debt	$ 16,150	$ 47,820
Minority interests in consolidated subsidiaries	13,888	14,174
Accounts payable and other accrued expenses	1,441	1,311
Accrued interest	53	10
Dividends payable	4,001	4,723
Distributions payable to minority interest partners	501	598
Total Liabilities	36,034	68,636

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.01 par value;
75,000,000 shares authorized; 9,699,108 and
9,590,588 shares, respectively, issued and outstanding	97	96
Capital in excess of par value of common stock	136,460	135,536
Cumulative net income	65,641	54,206
Cumulative dividends	(91,282)	(77,711)
Unrealized gains on marketable securities	3,082	2,115
Total Stockholders' Equity	113,998	114,242
Total Liabilities and Stockholders' Equity	$150,032	$182,878

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

Year Ended December 31,	2004	2003	2002

REVENUES:
Rental income	$ 17,255	$ 17,088	$ 16,822
Mortgage interest income	2,831	6,271	7,727
Gain on sale of real estate	105	1,149	--
	20,191	24,508	24,549

EXPENSES:
Interest	781	3,993	3,325
Depreciation of real estate	5,966	6,322	6,785
Amortization of loan costs	8	473	262
Realty and loan losses	--	--	4,020
General and administrative	1,027	824	807
	7,782	11,612	15,199

INCOME BEFORE MINORITY INTERESTS IN CONSOLI-
DATED SUBSIDIARIES AND NON-OPERATING INCOME	12,409	12,896	9,350

NON-OPERATING INCOME (investment and interest income)	456	447	224

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(1,430)	(1,498)	(1,076)

NET INCOME	$ 11,435	$ 11,845	$ 8,498

NET INCOME PER COMMON SHARE:
Basic	$ 1.19	$ 1.24	$ .89
Diluted	$ 1.16	$ 1.21	$ .87

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,594,852	9,575,546	9,570,323
Diluted	9,822,823	9,757,238	9,770,730

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,435	$ 11,845	$ 8,498
Depreciation of real estate	5,966	6,322	6,785
Gain on sale of real estate	(105)	(1,149)	--
Realty and loan losses	--	--	4,020
Amortization and write-off of loan costs	8	473	262
Minority interests in consolidated subsidiaries	1,430	1,498	1,076
(Increase) decrease in interest and rent receivable	36	56	(36)
(Increase) decrease in other assets	57	(199)	101
Increase in accounts payable and accrued liabilities	173	237	93
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,000	19,083	20,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of real estate properties	39	27	--
Increase in deposit on real estate properties sold	--	1,270	1,324
Collection and sale of mortgage notes receivable	31,042	24,707	14,224
Process from the sale of assets	105	--	--
Distribution from unconsolidated investment	67	--	--
Purchase of marketable securities	--	--	(3,483)
NET CASH PROVIDED BY INVESTING ACTIVITIES	31,253	26,004	12,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	17,000	14,922	15,717
Payments on debt	(48,670)	(46,590)	(32,543)
Financing costs paid	--	--	(432)
Dividends paid to stockholders	(14,293)	(12,730)	(12,728)
Distributions paid to minority partners	(1,813)	(1,615)	(1,618)
Issuance of common shares	925	212	--
NET CASH USED IN FINANCING ACTIVITIES	(46,851)	(45,801)	(31,604)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,402	(714)	1,260
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,982	5,696	4,436
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 8,384	$ 4,982	$ 5,696

SUPPLEMENTAL INFORMATION:
Cash payments for interest expense	$ 738	$ 3,993	$ 3,367
During 2003, NHR recognized the sale of property in exchange for a mortgage note receivable:
Mortgage notes receivable	--	3,740	--
Deposit on real estate sold	--	3,092	--
Accumulated depreciation	--	986	--
Land	--	(700)	--
Building and improvements	--	(5,969)	--
Gain on sale of real estate	--	(1,149)	--
	$ --	$ --	$ --

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share amounts)

	Cumulative Convertible				Capital in			Unrealized Gains	Total Stock-
	Preferred Stock		Common stock		Excess of	Cumulative	Cumulative	on Marketable	holders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
BALANCE AT 12/31/01	--	$ --	9,570,323	$ 96	$135,324	$33,863	$(50,712)	$ --	$118,571
Net income	--	--	--	--	--	8,498	--	--	8,498
Unrealized gains on marketable
securities	--	--	--	--	--	--	--	135	135
Total comprehensive income									8,633
Dividends to common share-
holders ($1.33 per share)	--	--	--	--	--	--	(12,728)	--	(12,728)

BALANCE AT 12/31/02	--	--	9,570,323	96	135,324	42,361	(63,440)	135	114,476
Net income	--	--	--	--	--	11,845	--	--	11,845
Unrealized gains on marketable
securities	--	--	--	--	--	--	--	1,980	1,980
Total comprehensive income									13,825
Shares sold	--	--	20,265	--	212	--	--	--	212
Dividends to common share-
holders ($1.49 per share)	--	--	--	--	--	--	(14,271)	--	(14,271)

BALANCE AT 12/31/03	--	--	9,590,588	96	135,536	54,206	(77,711)	2,115	114,242
Net income	--	--	--	--	--	11,435	--	--	11,435
Unrealized gains on marketable
securities	--	--	--	--	--	--	--	967	967
Total comprehensive income									12,402
Shares sold	--	--	108,520	1	924	--	--	--	925
Dividends to common share-
holders ($1.41 per share)	--	--	--	--	--	--	(13,571)	--	(13,571)

BALANCE AT 12/31/04	--	$ --	9,699,108	$ 97	$136,460	$65,641	$(91,282)	$3,082	$113,998

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

Real Estate Properties - We record properties at cost. Real property transferred from National HealthCare Corporation (NHC) was recorded at NHC's net book value at the date of transfer. We use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives as follows:

Buildings	40 Years
Improvements	5 Years to 25 Years

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

Mortgage and Other Notes Receivable - In accordance with Statement of Financial Accountant Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15" (SFAS 114), NHR evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHR reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower, significant adverse changes in the long-term care industry and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

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

The primary difference between the tax basis and the reported amounts of our assets and liabilities is a higher tax basis than book basis (by approximately $23,980,000) in our real estate properties.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets and differences in the estimated useful lives used to compute depreciation expense.

Federal Excise Taxes - We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of our ordinary taxable income plus 95% of any capital gain income for the calendar year exceeds our cash distributions to shareholders during the calendar year, as defined. We have made no provision for excise tax in the consolidated financial statements because we believe no tax is due.

Concentration of Credit Risks - Our credit risks primarily relate to cash and cash equivalents and to the investments in mortgage and other notes receivable and marketable securities. Cash and cash equivalents are primarily held in bank accounts and overnight investments. The investments in mortgage and other notes receivable relate primarily to secured loans with healthcare facilities as discussed in Note 5. The investment in marketable securities is held in one investment as described in Note 6.

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

Other Assets - Other assets include our $229,000 investment in Summerfield Development LLC (Summerfield), a real estate development company. Summerfield is a related party of NHR, since certain members of NHR's management and Board of Directors are also members of Summerfield. We carry our investment in Summerfield at cost in the consolidated balance sheets.

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

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on the Company's net income or earnings per share in 2004, 2003 and 2002.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements. We report our comprehensive income in the consolidated statements of stockholders' equity.

New Accounting Pronouncements - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHR July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to noncontrolling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR's financial position and results of operations.

In December 2003 the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest entities (Revised December 2003) ("FIN 46R"). FIN 46R provides guidance related to identifying variable interest entities (previously known generally as special purpose entities or SPEs) and determining whether such entities should be consolidated. Key to the consolidation determination is whether such entities disperse risks among the parties involved. If those risks are not dispersed, and therefore an enterprise bears the majority of the risks or rewards related to the variable interest entity, it would consolidate that variable interest entity. This Interpretation also provides guidance related to the initial and subsequent measurement of assets, liabilities, and non-controlling interests of newly consolidated variable interest entities and requires disclosures for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. This interpretation replaces in its entirety FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued by the FASB in January 2003. The implementation of FIN 46R was required during the Company's first quarter of 2004. The implementation had no effect on the Company's financial statements.

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that he accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

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

During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2004, 2003 and 2002, we recognized $1,295,000, $1,128,000, and $805,000 of percentage rent from NHC. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Total rental income from NHC (including the nine Florida healthcare facilities referred to below) was $17,255,000, $17,088,000, and $16,822,000 during 2004, 2003, and 2002, respectively. During 2004, 2003 and 2002, rent derived from the nine Florida facilities totaled approximately $3,366,000 per year.

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

At December 31, 2004, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases (including the nine Florida healthcare facilities referred to above) are as follows:

2005	15,405,000
2006	15,405,000
2007	15,405,000
2008	--
Thereafter	--

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

For its services under the Advisory Agreement, NHC is entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by NHC. During 2004, 2003, and 2002, our compensation to NHC under the Advisory Agreement was $411,000, $476,000, and $493,000, respectively.

The NHR Advisory Agreement provides that we will not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities until the earlier of the termination of the Advisory Agreement or such time as NHC is no longer actively engaged as investment advisor to NHI. NHC announced on November 1, 2004 that it is no longer the advisor to NHI. Therefore, the restriction on NHR's investment activities has been removed.

Borrowing from NHC - As discussed in Note 5, effective December 31, 2003, NHR exercised its right to repurchase three mortgage notes receivable from NHI. In order to exercise its repurchase right, on December 31, 2003, NHR borrowed $14,922,000 from NHC in the form of a promissory note payable to NHC. While outstanding, the $14,922,000 promissory note payable to NHC bore interest at 30-day LIBOR plus 2.25% with a floor of 4.00%. The promissory note payable to NHC was repaid in full in February 2004.

NOTE 4. REAL ESTATE PROPERTIES

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2004 and 2003:

December 31, 2004
	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$ 5,735	$ 40,820	$14,057
Missouri	1	123	3,728	1,334
South Carolina	7	6,145	36,215	13,065
Tennessee	2	874	11,474	2,904
Total Long-Term Care Centers	16	12,877	92,237	31,360

Assisted Living Facilities:
Alabama	1	268	5,468	2,035
Florida	3	3,414	21,698	7,191
Tennessee	2	886	13,434	3,394
Total Assisted Living Facilities	6	4,568	40,600	12,620

Independent Living Centers:
Tennessee	1	2,019	14,931	2,326
Total Independent Living Centers	1	2,019	14,931	2,326
Total	23	$19,464	$147,768	$46,306

December 31, 2003
	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$ 5,775	$ 40,820	$12,250
Missouri	1	123	3,728	1,163
South Carolina	7	6,145	36,215	11,569
Tennessee	2	874	11,474	2,513
Total Long-Term Care Centers	16	12,917	92,237	27,495

Assisted Living Facilities:
Alabama	1	268	5,468	1,769
Florida	3	3,414	21,698	6,202
Tennessee	2	886	13,434	2,932
Total Assisted Living Facilities	6	4,568	40,600	10,903

Independent Living Centers:
Tennessee	1	2,019	14,930	1,942
Total Independent Living Centers	1	2,019	14,930	1,942
Total	23	$19,504	$147,767	$40,340

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

Effective November 1, 2003, the initial and continuing investment criteria for SFAS 66 were met. Therefore, the sale of the real estate properties was recognized, resulting in a gain on the sale of real estate of approximately $1,149,000. In 2004 we received additional sale proceeds of approximately $105,000 resulting in a gain on the sale of real estate of approximately $105,000. The sale of the assets resulted in recording a mortgage note receivable of approximately $3,740,000.

NOTE 5. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2004 and 2003:

Final		Interest Rate	Principal Amount at
Payment Date	Payment Terms for 2004	at 12/31/04	12/31/04	12/31/03
			(in thousands)
2004-2006	Collected in full in 2004	--	$ --	$21,217

2004-2016	Collected in full in 2004	--	--	14,937

2004-2016	Collected in full in 2004	--	--	147

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	7.25%	4,689	--

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,332	4,420

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	7.25%	566	--

2014	Monthly payments of $5,396, which includes
	interest at 9.0%	9.00%	92	--

2005	Monthly payments of $72,800, which
	includes interest at 10.5% plus balance
	due December 31, 2005	10.50%	2,088	2,088

2005	Monthly payments of $10,400, which
	includes interest at 10.5% plus balance
	due December 31, 2005	10.50%	434	434

2005	Monthly payments of $46,800, which
	includes interest at 10.5% plus balance
	due December 31, 2005	10.50%	1,352	1,352

	Weighted Average Interest and Total	8.69%	$13,553	$44,595

Florida Convalescent Centers, Inc.

At the end of 2003, approximately $30,628,000 of our mortgage and other notes receivable were due from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes bore interest at 10.25% and the majority of the notes were scheduled to mature October 31, 2004. Approximately $21,982,000 and $30,384,000 of FCC notes were prepaid to us in November 2003 and February 2004, respectively. The proceeds from the prepayments were used to pay down our credit facility.

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

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of NHI common stock for approximately $3,483,000. At December 31, 2004, the fair value of the shares is $6,565,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115. We recognized $416,000, and $383,000 of dividend income on our investments in NHI common stock during 2004 and 2003, respectively.

NOTE 7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2004 and 2003, there were no material differences between the carrying amounts and fair values of our financial instruments.

NOTE 8. DEBT

Debt consists of the following:

	Weighted Average	Final	Principal Amount
(dollar amounts in thousands)	Interest Rate	Maturities	2004	2003

Term loan, principal and interest	Variable
payable quarterly	3.8%	2007	$16,150	$ --

Term loan, principal and interest
payable quarterly, repaid in 2004	--	--	--	$31,175

Borrowing from NHC, interest payable
monthly, principal due at maturity,
repaid in 2004	--	--	--	14,922

Senior secured notes due to NHC,
principal and interest payable
semiannually, repaid in 2004	--	--	--	1,723

			$16,150	$47,820

The aggregate principal maturities of all debt for the five years subsequent to December 31, 2004 are as follows:

2005	$ 1,700,000
2006	1,700,000
2007	12,750,000
Thereafter	--

In February 2004, we repaid our bank term loan (approximately $31,175,000). Proceeds from the prepayment of the FCC notes receivable and cash on hand were used to repay the term.

In May 2004, we borrowed $17,000,000 ($16,150,000 outstanding at December 31, 2004) under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% (3.8% at December 31, 2004) and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The new term note payable requires monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity in May 14, 2007 at which time the entire outstanding principal balance is due.

Our loan agreements require maintenance of specified operating ratios and stockholders' equity by NHR. As of December 31, 2004, we have met all such covenants or obtained appropriate waivers.

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

NHC HealthCare/Nashville, LLC, a wholly owned subsidiary of our investment advisor, NHC, is the operator of a long-term care facility in Nashville, Tennessee which sustained extensive fire damage on September 25, 2003. NHC reported on October 19, 2004 that it has settled 28 of the 32 lawsuits filed against NHC as a result of the fire. Four suits remain to be resolved as of that date. NHR has no ownership or involvement in the damaged facility.

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

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2000	397,000	$ 8.42
Options granted	15,000	10.74
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	8.75
Options granted	20,000	16.50
Options exercised	(108,520)	8.52
Options forfeited	(20,000)	11.42
Outstanding December 31, 2004	303,480	9.17

Options exercisable	40,000	$14.37

At December 31, 2004, 40,000 options outstanding are exercisable. Exercise prices on the options range from $6.50 to $16.95. The weighted average contractual life of options outstanding at December 31, 2004 is 1.13 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At December 31, 2004, 36,802 shares of common stock may be issued under the stock option plan. Compensation cost for stock-based employee compensation awards is insignificant for the periods presented.

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

NOTE 13. COMMON STOCK DIVIDENDS

Actual and expected dividend payments to our common stockholders are characterized in the following manner for tax purposes in 2004:

Dividend	Taxable as	Non-Taxable
Payment Date	Ordinary Income	Return of Capital	Totals

April 15, 2004	$ .3325	$ --	$ .3325
July 15, 2004	.3325	--	.3325
October 15, 2004	.3325	--	.3325
January 15, 2005	.4125	--	.4125
	$1.4100	$ --	$1.4100

SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share amount)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

2004

Net Revenues	$5,512	$4,989	$4,998	$5,148
Net Income	3,104	2,570	2,825	2,936
Basic Earnings Per Share	.32	.27	.29	.31
Diluted Earnings Per Share	.32	.26	.29	.30

2003

Net Revenues	$6,046	$5,934	$5,930	$7,045
Net Income	2,741	2,599	2,636	3,869
Basic Earnings Per Share	.29	.27	.28	.40
Diluted Earnings Per Share	.28	.27	.27	.40

Significant fourth quarter event - During the fourth quarter of 2003, the Company recognized a gain on the sale of real estate of approximately $1,149,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 15, 2004, we announced the resignation of Ernst & Young LLP (EY) as our auditors effective upon completion of their review of the interim financial information for the second quarter of 2004 and filing of the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2004. NHR subsequently announced on September 9, 2004 the appointment of BDO Seidman, LLP (BDO) as its new independent accountants.

During NHR's fiscal years ended December 31, 2003 and 2002 and from January 1, 2004 through September 9, 2004, there were no disagreements between NHR and EY on any matter of accounting principles of practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EY's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the fiscal years ended December 31, 2003 and 2002 and from January 1, 2004 through September 9, 2004.

The audit reports of EY on the consolidated financial statements of NHR and subsidiaries as of and for the fiscal years ended December 31, 2003 and 2002 and from January 1, 2004 through September 9, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During NHR's fiscal years ended December 31, 2003 and 2002 and from January 1, 2004 through September 9, 2004, NHR did not consult with BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2004, the president and principal accounting officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and instructions for Form 10-K.

Management's Report on Internal Control Over Financial Reporting - We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Controls - There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our President and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with NHR have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of Registrant

The information in our definitive 2005 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.

Item 11. Executive Compensation

The information in our definitive 2005 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in our definitive 2005 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information in our definitive 2005 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a) (1) Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2) Financial Statement Schedules:

The Financial Statement Schedules and Reports of Independent Registered Public Accounting Firm on Financial Statement Schedules are listed in Exhibit 13.

(3) Exhibits:

Reference is made to the Exhibit Index of this Form 10-K Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Murfreesboro, State of Tennessee, on the 1st day of March, 2005.

NATIONAL HEALTH REALTY, INC.

BY:/s/ Robert G. Adams
Robert G. Adams
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed on the dates indicated by the following persons in the capacities indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chairman	March 1, 2005
W. Andrew Adams

/s/ Donald K. Daniel	Sr. Vice President & Controller	March 1, 2005
Donald K. Daniel	Principal Accounting Officer

/s/ James Paul Abernathy	Director	March 1, 2005
James Paul Abernathy

/s/ Ernest G. Burgess, III	Director	March 1, 2005
Ernest G. Burgess, III

/s/ Joel H. Jobe	Director	March 1, 2005
Joel H. Jobe

/s/ Joseph M. Swanson	Director	March 1, 2005
Joseph M. Swanson

EXHIBIT INDEX

Exhibit No.	Description

2.1	Plan of Restructure (incorporated by reference to Exhibit 2.1 to the
Registrant's registration statement No. 333-37173 on Form S-4).

2.2	Agreement of Merger (incorporated by reference to Exhibit 2.2 to the
Registrant's registration statement No. 333-37173 on Form S-4).

3.1	Articles of Incorporation of National Health Realty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's registration statement No. 333-
37173 on Form S-4).

3.2	Bylaws of National Health Realty, Inc. (incorporated by reference to Exhibit
3.2 to the Registrant's registration statement No. 333-37173 on Form S-4).

3.3	Limited Partnership Agreement of NHR/OP, L.P.(incorporated by reference to Exhibit 3.3 to the Registrant's registration statement No. 333-37173 on
Form S-4).

10.1	Master Agreement of Lease effective as of January 1, 1998 by and among
National Health Realty, Inc., NHR/OP, L.P. and National HealthCare
Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement No. 333-37173 on Form S-4).

10.2	Advisory, Administrative Services and Facilities Agreement effective as of
January 1, 1998 between National Health Realty, Inc., NHR/OP, L.P. and
National HealthCare Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's registration statement No. 333-37173 on Form S-4)

10.3.2	Form of National Health Realty, Inc. 1997 Stock Option and Stock
Appreciation Rights Plan (incorporated by reference to Exhibit 10.3.2 to the
Registrant's registration statement No. 333-37173 on Form S-4)

13	Financial Statement Schedules

16	Letter Regarding Changes in Certifying Accountant

21	Subsidiaries of the Registrant

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Ernst & Young LLP

31	Section 302 CEO/CFO Certification

32	Section 906 CEO/CFO Certification

EXHIBIT 13

NATIONAL HEALTH REALTY, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Schedule III Real Estate and Accumulated Depreciation

Schedule IV Mortgage Loans on Real Estate

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

Board of Directors and Stockholders

National Health Realty, Inc.

Murfreesboro, Tennessee

The audit referred to in our report dated February 18, 2005 relating to the consolidated financial statements of National Health Realty, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Memphis, Tennessee

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of National Health Realty, Inc.:

We have audited the consolidated financial statements of National Health Realty, Inc. and Subsidiaries as of December 31, 2003, and for the years ended December 31, 2003 and 2002, and have issued our report thereon dated January 23, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the 2003 and 2002 financial statement schedules listed in Exhibit 13 of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the 2003 and 2002 financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Nashville, Tennessee

January 23, 2004

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H

				Costs capitalized		Gross amount at which carried at
				subsequent to		close of period
		Initial Cost to Company		acquisition			Buildings &
	Encum-		Buildings &	Improve-	Carrying		Improve-		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	ments	Total	Depreciation	Construction	Acquired
Health Care Centers (6)
Florida	$ --	$ 5,735	$ 40,820	$ --	$ --	$ 5,735	$ 40,820	$ 46,555	$14,057	N/A	12/31/97

Health Care Centers (1)
Missouri	--	123	3,728	--	--	123	3,728	3,851	1,334	N/A	12/31/97

Health Care Centers (7)
South Carolina	--	6,145	36,215	--	--	6,145	36,215	42,360	13,065	N/A	12/31/97

Health Care Centers (2)						874	11,474	12,348	2,904	N/A	12/31/97
Tennessee	--	874	11,474	--	--

Assisted Living Facilities (1)
Alabama	--	268	5,468	--	--	268	5,468	5,736	2,035	N/A	12/31/97

Assisted Living Facilities (3)
Florida	--	3,414	21,698	--	--	3,414	21,698	25,112	7,191	N/A	12/31/97

Assisted Living Facilities (2)
Tennessee	--	886	13,434	--	--	886	13,434	14,320	3,395	N/A	12/31/97

Retirement Centers (1)
Tennessee	--	2,019	14,931	--	--	2,019	14,931	16,950	2,325	N/A	12/31/97

	$ --	$19,464	$147,768	$ --	$ --	$19,464	$147,768	$167,232	$46,306

(A) The aggregate cost for federal income tax purposes is approximately $172,600,000.

(B) Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

NATIONAL HEALTH REALTY, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

Investment in Real Estate:
Balance at beginning of period	$167,271	$173,967	$178,255
Recognition of sale of assets for mortgage notes receivable	--	(6,696)	--
Cost of real estate sold	(39)	--	--
Write-down of net book value for impairment	--	--	(4,288)
Balance at end of year	$167,232	$167,271	$173,967

Accumulated Depreciation:
Balance at beginning of period	$ 40,340	$ 35,004	$ 28,219
Addition charged to costs and expenses	5,966	6,322	6,785
Recognition of sale of assets for mortgage notes receivable	--	(986)	--
Balance at end of year	$ 46,306	$ 40,340	$ 35,004

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2004

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loans Subject
			Monthly		Original Face		to Delinquent
	Interest	Final Maturity	Payment		Amount of	Carrying Amount	Principal or
Description	Rate	Date	Terms	Prior Liens	Mortgages	of Mortgages	Interest

LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Brownsburg, Castleton & Plainfield,
Indiana (C)	10.50%	Dec., 2005	$130	None	$12,002	$ 3,874	None

Sarasota, Florida(A)	Prime plus 2%	Feb. 2016	52	None	6,175	5,255	None

Ocoee, Florida (B)	8.5% to 9.0%	Apr. 2014	47	None	5,438	4,424	None

(A)	Balloon payments of approximately $1,578,000 due at maturity.
(B)	Balloon payment of approximately $2,131,000 due at maturity.
(C)	Balloon payments of approximately $3,874,000 due at maturity.

(1)	See Note 5 of Notes to Consolidated Financial Statements.

NATIONAL HEALTH REALTY, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(in thousands)

Reconciliation of mortgage loans:
Balance at beginning of period	$44,595	$65,562	$79,518
Additions:
Sale of assets for mortgage loans	--	3,740	--

Deductions during period:
Collection of principal	31,042	24,707	13,956

Balance at end of period	$13,553	$44,595	$65,562

EXHIBIT 16

LETTER REGARDING CHANGES IN CERTIFYING ACCOUNTANT

August 16, 2004

Securities and Exchange Commission

450 Fifth Street, NW

Washington, DC 20549

Gentlemen:

We have read Item 4 of Form 8-K dated August 16, 2004, of National Health Realty, Inc. and are in agreement with the statements contained in the first, second, fourth, fifth and sixth paragraphs therein. We have no basis to agree or disagree with other statements of the registrant contained therein.

/s/ Ernst & Young LLP

EXHIBIT 21

NATIONAL HEALTH REALTY, INC.

SUBSIDIARY OF NATIONAL HEALTH REALTY, INC.

Subsidiary	State of Organization

NHR/OP, L.P.	Delaware

NHR/Delaware, Inc.	Delaware

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

National Health Realty, Inc.

Murfreesboro, Tennessee

We hereby consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-82737 and Form S-8 No. 333-61699) of National Health Realty, Inc. of our reports dated February 18, 2005, relating to the consolidated financial statements and financial statement schedules which appear in this Form 10-K.

/s/BDO Seidman, LLP

Memphis, Tennessee

March 1, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-82737 and Form S-8 No. 333-61699) of National Health Realty, Inc. of our reports dated January 23, 2004, with respect to the 2003 and 2002 consolidated financial statements and schedules of National Health Realty, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/S/ERNST & YOUNG LLP

Nashville, Tennessee

March 1, 2005

EXHIBIT 31

CERTIFICATION

I, Robert G. Adams, certify that:

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

Date: March 1, 2005

/s/ Robert G. Adams
Robert G. Adams
President

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

Date: March 1,2005

/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 32

Certification of Annual Report on Form 10-K

of National Health Realty, Inc.

For The Year Ended December 31, 2004

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Annual Report on Form 10-K for National Health Realty, Inc. ("Issuer") for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Annual Report on Form 10-K of the Issuer for the annual period ended December 31, 2004.

This Certification is executed as of March 1, 2005.

/s/ Robert G. Adams
Robert G. Adams
President

/s/ Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.