Form 10-Q
period 2005-03-31
NATIONAL HEALTH REALTY INC
filed 2005-05-10
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

9.868,403 shares of common stock were outstanding as of May 6, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(47,774)	(46,306)
Real estate properties, net	119,458	120,926

Mortgage and other notes receivable	13,457	13,553
Interest and rent receivable	153	367
Cash and cash equivalents	9,639	8,384
Marketable securities	5,846	6,565
Deferred costs and other assets	331	237
Total Assets	$148,884	$150,032

LIABILITIES
Debt	$ 15,725	$ 16,150
Minority interest in consolidated subsidiaries	13,826	13,888
Accounts payable and other accrued expenses	1,390	1,441
Accrued interest	53	53
Dividends payable	3,281	4,001
Distributions payable to partners	404	501
Total Liabilities	34,679	36,034

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.01 par value;
75,000,000 shares authorized; 9,868,403 and
9,699,108 shares, respectively, issued and outstanding	99	97
Capital in excess of par value of common stock	137,883	136,460
Cumulative net income	68,424	65,641
Cumulative dividends	(94,563)	(91,282)
Unrealized gains on marketable securities	2,362	3,082
Total Stockholders' Equity	114,205	113,998
Total Liabilities and Stockholders' Equity	$148,884	$150,032

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2004 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,307	$ 4,340
Mortgage interest income	593	1,070
	4,900	5,410
EXPENSES:
Interest	164	328
Depreciation of real estate	1,468	1,491
Amortization of loan costs	--	8
General and administrative	266	189
	1,898	2,016

INCOME BEFORE MINORITY INTEREST
IN CONSOLIDATED SUBSIDIARIES
AND NON-OPERATING INCOME	3,002	3,394

NON-OPERATING INCOME (investment
and interest income)	123	102

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	(342)	(392)

NET INCOME	$ 2,783	$ 3,104

NET INCOME PER COMMON SHARE:
Basic	$ .29	$ .32
Diluted	$ .28	$ .32

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,712,655	9,590,588
Diluted	9,774,491	9,814,093

Common dividends per share declared	$ .3325	$ .3325

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,783	$ 3,104
Depreciation of real estate	1,468	1,491
Amortization of loan costs	--	8
Minority interest in consolidated subsidiaries	342	392
Decrease in interest and rent receivable	214	254
Increase in other assets	(94)	(54)
Increase (decrease) in accounts payable and accrued liabilities	(52)	200
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,661	5,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	96	30,734
Distribution from unconsolidated investment	--	67
NET CASH PROVIDED BY INVESTING ACTIVITIES	96	30,801

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(425)	(31,174)
Dividends paid to stockholders	(4,001)	(4,723)
Distributions paid to partners	(501)	(598)
Issuance of common shares	1,425	--
NET CASH USED IN FINANCING ACTIVITIES	(3,502)	(36,495)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,255	(299)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,384	4,982
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9,639	$ 4,683

Supplemental Information:
Cash payments for interest expense	$ 164	$ 288

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	--	$ --	9,590,588	$ 96	$135,536	$ 54,206	$(77,711)	$ 2,115	$114,242
Net income	--	--	--	--	--	3,104	--	--	3,104
Unrealized gains on market-
able securities	--	--	--	--	--	--	--	1,332	1,332
Total comprehensive income									4,436
Shares sold	--	--	--	--	--	--	--	--	--
Dividends to common share-
holders ($.3325 per share)	--	--	--	--	--	--	(3,189)	--	(3,189)

BALANCE AT 3/31/04	--	$ --	9,590,588	$ 96	$135,536	$ 57,310	$(80,900)	$ 3,447	$115,489

BALANCE AT 12/31/04	--	$ --	9,699,108	$ 97	$136,460	$ 65,641	$(91,282)	$ 3,082	$113,998
Net income	--	--	--	--	--	2,783	--	--	2,783
Unrealized losses on marketable
securities	--	--	--	--	--	--	--	(720)	(720)
Total comprehensive income									2,063
Shares sold	--	--	169,295	2	1,423	--	--	--	1,425
Dividends to common share-
holders ($.3325 per share)	--	--	--	--	--	--	(3,281)	--	(3,281)

BALANCE AT 3/31/05	--	$ --	9,868,403	$ 99	$137,883	$ 68,424	$(94,563)	$ 2,362	$114,205

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (NHR or the Company) and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2004, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, changes in interest rates, rents, operations and the timing of debt and equity financings.

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

	Three Months Ended
	March 31
	2005	2004
BASIC:
Weighted average common shares	9,712,655	9,590,588
Net income available to common stockholders	$2,783,000	$ 3,104,000

Net income per common share	$ .29	$ .32

DILUTED:
Weighted average common shares	9,712,655	9,590,588
Stock options	61,836	223,505
Adjusted weighted-average common
shares outstanding	9,774,491	9,814,093

Net income available to common stockholders	$2,783,000	$ 3,104,000

Net income per common share	$ .28	$ .32

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

NOTE 4. MORTGAGE NOTE RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

Final		Interest Rate	Principal Amount
Payment Date	Payment Terms	at 3/31/05	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	7.75%	$ 4,645

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,307

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	7.75%	552

2014	Monthly payments of $5,396, which includes
	interest at 9.0%	9.00%	78

2005	Monthly payments of $72,800, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.25%	2,088

2005	Monthly payments of $10,400, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.25%	434

2005	Monthly payments of $46,800, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.25%	1,353

	Weighted Average Interest and Total	8.79%	$13,457

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

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At March 31, 2005, the fair value of the shares is $5,846,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

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

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	8.75
Options granted	20,000	16.50
Options exercised	(108,520)	8.52
Options forfeited	(20,000)	11.42
Outstanding December 31, 2004	303,480	9.17
Options exercised	(173,420)	8.61
Outstanding March 31, 2005	130,060	9.91

Options exercisable March 31, 2005	35,000	$14.07

At March 31, 2005, options to purchase 35,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $6.50 to $16.95 per share. The weighted average contractual life of options outstanding at March 31, 2005 is 1.13 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At March 31, 2005, options to purchase 36,802 additional shares of common stock may be issued under the stock option plan.

Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no effect on our net income or earnings per share.

NOTE 7. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement ($15,725,000 outstanding at March 31, 2005). The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable requires monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 are required until maturity (May 14, 2007) at which time the entire outstanding principal balance shall be due.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company plans to adopt Statement 153 beginning July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own seven first and second mortgage promissory notes with principal balances totaling $13,457,000 (the Notes) at March 31, 2005 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

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

Areas of Focus

Management is currently focusing upon our capacities as landlord and note holder. Our objectives are to (1) provide current income for distribution to stockholders, (2) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of our leased properties; (3) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of our portfolio properties; and (4) to preserve and protect stockholder's capital. We can offer no assurance that these objectives will be realized.

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

Valuations of and Impairments to Our Investments

Since the passage of the Balanced Budget Act of 1997 which affected Skilled Nursing Facilities (SNFs) beginning in January 1999, the long-term care industry has experienced material reductions in government and private insurance reimbursement. Some legislative relief was granted in 2000 and 2001 as a result of the Balanced Budget Refinement Act of 1999, however, some of the add-on provisions expired October 1, 2002 materially reducing reimbursement. Effective October 1, 2004, the Centers for Medicare and Medicaid Services (CMS) issued the annual market basket (inflationary) increase of 2.8% for skilled nursing facilities' reimbursement of Medicare Part A. In the President's fiscal year 2006 budget request, the Administration has proposed a refinement of the Medicare resource utilization groups (RUGs) that would result in $25 billion in cuts to skilled nursing care over ten years. Further, the Administration has proposed more than $39 billion in Medicaid cuts also over ten years. The effect of these cuts on the future revenues of our tenants and borrowers, if implemented, cannot at this time be determined. The Centers for Medicare and Medicaid Services is currently preparing a report on skilled nursing facility payments that will recommend payment methodology changes to Congress.

The long-term health care industry has also experienced a dramatic increase in professional liability claims and in the cost of insurance to cover such claims. These factors have combined to cause a number of bankruptcy filings, bankruptcy court rulings and court judgments about refinancing which have affected some of our lessees and mortgagees.

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management. We monitor the liquidity and credit worthiness of our tenants and borrowers on an ongoing basis. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

Term Note Payable

In May 2004, we borrowed $17,000,000 ($15,725,000 outstanding at March 31, 2005) under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The new term note payable requires monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At March 31, 2005, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2005 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$15,725	$1,700	$14,025	$ ---	$ ---
Total Contractual Cash Obligations	$15,725	$1,700	$14,025	$ ---	$ ---

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. During the three months ended March 31, 2005, our cash payments for interest were $164,000.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2005 and 2006.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2005 in the amount of $4,661,000 compared to $5,395,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period decrease is due primarily to reduced mortgage interest income offset in part by reduced interest expense.

Cash flows provided by investing activities totaled $96,000 during the three months ended March 31, 2005 compared to $30,801,000 in the prior period. Collection of mortgage notes receivable provided $96,000 of cash flow in the current period compared to $30,734,000 in the same period last year. Prior year collections include the prepayment of $30,384,000 of notes receivable from FCC. There are no distributions from an unconsolidated investment in the current period compared to $67,000 in the prior period.

Cash flows used in financing activities totaled $3,502,000 ($36,495,000 last year) and included payments on long-term debt of $425,000 ($31,174,000 last year), payments for dividends to stockholders of $4,001,000 ($4,723,000 last year), and payments for cash distributions to partners of $501,000 ($598,000 last year) offset in part by $1,425,000 in proceeds from issuance of common shares (- 0 - last year). The prior year payments on long-term debt include the prepayment of 100% of our credit facility debt of $31,175,000.

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

Debt to Equity Ratio

At March 31, 2005, our debt as a percentage of total liabilities and capital was 11.6%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity is expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2005 and into 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net income for the three months ended March 31, 2005 is $2,783,000 versus $3,104,000 for the same period in 2004, a decrease of 10.3%. Diluted earnings per common share is 28 cents in the 2005 period, compared to 32 cents in the 2004 period.

Total revenues for the three months ended March 31, 2005 decreased $510,000 to $4,900,000 from $5,410,000 for the three months ended March 31, 2004. Revenues from rental income decreased $33,000 or ..8% when compared to the same period in 2004. Revenues from mortgage interest decreased $477,000 or 44.6% in 2005 as compared to the same period in 2004.

Rental income declined because percentage rent reported in the first quarter of 2005 included a negative adjustment from the fourth quarter of 2004 which could not be previously determined. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The decrease in mortgage income is the result of lower balances of notes receivable. We received prepayments on mortgages receivable totaling $30,384,000 in February 2004. Mortgage interest decreased also because of the reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Total expenses for the 2005 three month period decreased $118,000 or 5.8% to $1,898,000 from $2,016,000 for the 2004 three month period. Interest expense decreased $164,000 or 50.0% in the 2005 three month period as compared to the 2004 period. Depreciation of real estate decreased $23,000 or 1.5%. General and administrative costs increased $77,000 or 40.7%.

Interest expense declined due to the paydown of our $31,175,000 credit facility in the first quarter of 2004. Interest expense also decreased because of regular quarterly payments on our bank term loan.

General and administrative expenses increased due to increased audit fees, increased costs of indemnification insurance, and expenses related to cash-less exercise of directors' stock options.

Revenues from investment and interest income for the three months ended March 31, 2005 increased $21,000 or 20.6% compared to the same period in 2004. Investment and interest income for the three months ended March 31, 2005 includes $101,000 of dividend income and $22,000 of bank interest income.

Funds From Operations

Our funds from operations ("FFO") for the three months ended March 31, 2005, on a diluted basis was $4,090,000, a decrease of $335,000 as compared to $4,425,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended
	March 31
	2005	2004
Net income applicable to common stockholders	$2,783	$3,104
Adjustments:
Real estate depreciation	1,468	1,491
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(161)	(170)
Funds from operations	$4,090	$4,425

Weighted average shares:
Basic	9,712,655	9,590,588
Diluted	9,774,491	9,814,093

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

* the ability to pay when due or refinance certain debt obligations when they mature;

* the competitive environment in which we operate;

See the notes to the quarterly financial statement, and "Item 1. Business" as is found in our 2004 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The Annual Report and Form 10-Q's are available on our web site at www.nationalhealthrealty.com. You should carefully consider those risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. Approximately $8,260,000 of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change would have no impact on our future earnings and cash flows related to these instruments. Approximately $5,197,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rate of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $40,000.

As of March 31, 2005, all of our long-term debt ($15,725,000) bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $61,000 and a 10% reduction in interest rates would result in annual interest expense declining $61,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $585,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $585,000.

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarterly period ended or subsequent to March 31, 2005. PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on May 3, 2005.

(b) Matters voted upon at the meeting are as follows:

PROPOSAL NO. 1: To re-elect two directors and elect three additional independent directions. Re-election of W. Andrew Adams and Ernest G. Burgess, III to serve as directors for terms of three years or until their successors have been fully elected and qualified. Election of Dr. J. Paul Abernathy and Mr. Joel H. Jobe to serve as directors for terms of two years or until their successors have been fully elected and qualified and election of Richard F. LaRoche, Jr. to serve as director for a term of one year or until his successor has been fully elected and qualified.

		Withholding
Nominee	Voting For	Authority
W. Andrew Adams	7,590,240	452,075
Ernest G. Burgess, III	7,574,918	467,397
Dr. J. Paul Abernathy	7,741,352	300,963
Joel H. Jobe	7,753,735	288,581
Richard F. LaRoche, Jr.	7,576,656	465,659

PROPOSAL NO. 2: To ratify the implementation of the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan, pursuant to which 1,000,000 shares will be available to grant for stock options.

Voting For	Voting Against	Abstaining
5,082,536	1,280,491	38,572

PROPOSAL NO. 3: To ratify the Audit Committee's selection of BDO Seidman, LLP as independent auditors for the year ending December 31, 2005.

Voting For	Voting Against	Abstaining
8,019,675	12,282	10,358

Item 5. Other Information.  None

Item 6. Exhibits.

(a) List of exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications
302 Certification of Robert G. Adams
302 Certification of Donald K. Daniel

99	Additional Exhibits
906 Certification of Robert G. Adams
906 Certification of Donald K. Daniel

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date May 10, 2005	/s/Robert G. Adams
Robert G. Adams
President

Date May 10, 2005	/s/Donald K. Daniel
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

Date: May 10, 2005
/s/Robert G. Adams
Robert G. Adams
President

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

Date: May 10, 2005
/s/Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q
of National Health Realty, Inc.
For The Quarter Ended March 31, 2005

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Realty, Inc. ("Issuer") for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended March 31, 2005.

This Certification is executed as of May 10, 2005.

/s/Robert G. Adams
Robert G. Adams
President

/s/Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Realty, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.