Form 10-Q
period 2005-06-30
NATIONAL HEALTH REALTY INC
filed 2005-07-26
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 001-13487

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

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

9,883,403 shares of common stock were outstanding as of July 22, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(49,242)	(46,306)
Real estate properties, net	117,990	120,926

Mortgage and other notes receivable	13,419	13,553
Interest and rent receivable	130	367
Cash and cash equivalents	10,449	8,384
Marketable securities	6,316	6,565
Deferred costs and other assets	295	237
Total Assets	$148,599	$150,032

LIABILITIES
Debt	$ 15,300	$ 16,150
Minority interest in consolidated subsidiaries	13,767	13,888
Accounts payable and other accrued expenses	1,449	1,441
Accrued interest	59	53
Dividends payable	3,286	4,001
Distributions payable to partners	404	501
Total Liabilities	34,265	36,034

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.01 par value;
75,000,000 shares authorized; 9,883,403 and
9,699,108 shares, respectively, issued and outstanding	99	97
Capital in excess of par value of common stock	137,999	136,460
Cumulative net income	71,252	65,641
Cumulative dividends	(97,849)	(91,282)
Unrealized gains on marketable securities	2,833	3,082
Total Stockholders' Equity	114,334	113,998
Total Liabilities and Stockholders' Equity	$148,599	$150,032

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2004 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2005	2004	2005	2004
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,338	$ 4,305	$ 8,645	$ 8,645
Mortgage interest income	600	581	1,193	1,651
	4,938	4,886	9,838	10,296
EXPENSES:
Interest	180	172	344	500
Depreciation of real estate	1,468	1,492	2,936	2,983
Amortization of loan costs	--	--	--	8
General and administrative	254	430	520	619
	1,902	2,094	3,800	4,110

INCOME BEFORE MINORITY INTEREST
IN CONSOLIDATED SUBSIDIARIES
AND NON-OPERATING INCOME	3,036	2,792	6,038	6,186

NON-OPERATING INCOME (investment
and interest income)	138	103	261	205

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	(346)	(325)	(688)	(717)

NET INCOME	$ 2,828	$ 2,570	$ 5,611	$ 5,674

NET INCOME PER COMMON SHARE:
Basic	$ .29	$ .27	$ .57	$ .59
Diluted	$ .29	$ .26	$ .57	$ .58

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,871,919	9,594,214	9,793,657	9,592,401
Diluted	9,908,976	9,793,784	9,843,104	9,803,939

Common dividends per share declared	$ .3325	$ .3325	$ .6650	$ .6650

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,611	$ 5,674
Depreciation of real estate	2,936	2,983
Amortization of loan costs	--	8
Minority interest in consolidated subsidiaries	688	717
Decrease in interest and rent receivable	237	202
(Increase) decrease in deferred costs and other assets	(58)	39
Increase in accounts payable and accrued liabilities	14	22
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,428	9,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	134	30,842
Distribution from unconsolidated investment	--	67
NET CASH PROVIDED BY INVESTING ACTIVITIES	134	30,909

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	--	17,000
Payments on long-term debt	(850)	(47,820)
Dividends paid to stockholders	(7,282)	(7,912)
Distributions paid to partners	(906)	(1,002)
Issuance of common shares	1,541	58
NET CASH USED IN FINANCING ACTIVITIES	(7,497)	(39,676)

INCREASE IN CASH AND CASH EQUIVALENTS	2,065	878
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,384	4,982
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 10,449	$ 5,860

Supplemental Information:
Cash payments for interest expense	$ 338	$ 473

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	--	$ --	9,590,588	$ 96	$135,536	$ 54,206	$(77,711)	$ 2,115	$114,242
Net income	--	--	--	--	--	5,674	--	--	5,674
Unrealized gains on market-
able securities	--	--	--	--	--	--	--	520	520
Total comprehensive income									6,194
Shares sold	--	--	5,000	--	58	--	--	--	58
Dividends to common share-
holders ($.6650 per share)	--	--	--	--	--	--	(6,380)	--	(6,380)

BALANCE AT 6/30/04	--	$ --	9,595,588	$ 96	$135,594	$ 59,880	$(84,091)	$ 2,635	$114,114

BALANCE AT 12/31/04	--	$ --	9,699,108	$ 97	$136,460	$ 65,641	$(91,282)	$ 3,082	$113,998
Net income	--	--	--	--	--	5,611	--	--	5,611
Unrealized losses on marketable
securities	--	--	--	--	--	--	--	(249)	(249)
Total comprehensive income									5,362
Shares sold	--	--	184,295	2	1,539	--	--	--	1,541
Dividends to common share-
holders ($.6650 per share)	--	--	--	--	--	--	(6,567)	--	(6,567)

BALANCE AT 6/30/05	--	$ --	9,883,403	$ 99	$137,999	$ 71,252	$(97,849)	$ 2,833	$114,334

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
BASIC:
Weighted average common shares	9,871,919	9,594,214	9,793,657	9,592,401
Net income available to common
stockholders	$2,828,000	$ 2,570,000	$5,611,000	$ 5,674,000

Net income per common share	$ .29	$ .27	$ .57	$ .59

DILUTED:
Weighted average common shares	9,871,919	9,594,214	9,793,657	9,592,401
Stock options	37,057	199,570	49,447	211,538
Adjusted weighted-average common
shares outstanding	9,908,976	9,793,784	9,843,104	9,803,939

Net income available to common	$2,828,000	$ 2,570,000	$5,611,000	$ 5,674,000
stockholders

Net income per common share	$ .29	$ .26	$ .57	$ .58

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES

NHR began operating on December 31, 1997 after the exchange of NHR common stock for certain assets of National HealthCare Corporation (NHC) including mortgage notes receivable and real property. In order to protect the REIT status of NHR, certain NHC unitholders received limited partnership units of NHR/OP, L.P. rather than shares of common stock of NHR. As a result of certain unitholders' involuntary acceptance of NHR/OP, L.P. partnership units to benefit all other unitholders, we have indemnified those certain unitholders for any tax consequence resulting from any involuntary conversion of NHR/OP, L.P. partnership units into shares of NHR common stock. The indemnification expires at such time as the NHR/OP, L.P. unitholders are in a position to voluntarily convert their partnership units into NHR common stock on a tax free basis without violating applicable REIT requirements.

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

NOTE 4. MORTGAGE NOTE RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

Final		Interest Rate	Principal Amount
Payment Date	Payment Terms	at 6/30/05	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	7.75%	$ 4,649

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,283

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	7.75%	548

2014	Monthly payments of $5,396, which includes
	interest at 9.0%	9.00%	64

2005	Monthly payments of $72,800, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.50%	2,088

2005	Monthly payments of $10,400, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.50%	434

2005	Monthly payments of $46,800, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.50%	1,353

	Weighted Average Interest and Total	8.98%	$13,419

FCC Notes Receivable Prepayments

On February 27, 2004, we received prepayments of the balance (approximately $30,384,000) of our 10.25% notes receivable from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes were scheduled to mature on October 31, 2004.

The proceeds of the prepayments plus cash on hand were used to pay 100% (approximately $31,175,000) of the then outstanding credit facility debt, which had a current interest rate of 3.10%.

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At June 30, 2005, the fair value of the shares is $6,316,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

NOTE 6. STOCK OPTION PLAN

Our stockholders have approved the 1997 Stock Option and Appreciation Rights Plan and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan under which options to purchase shares of our common stock are available for grant to our consultants, advisors, directors and employees at a price no less than the market value of the stock on the date the option is granted. The vesting period and term of the options is from five to six years. The following table summarizes option activity:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	8.75
Options granted	20,000	16.50
Options exercised	(108,520)	8.52
Options forfeited	(20,000)	11.42
Outstanding December 31, 2004	303,480	9.17
Options granted	25,000	19.25
Options exercised	(188,420)	8.54
Options forfeited	(29,000)	8.38
Outstanding June 30, 2005	111,060	12.70

Options exercisable June 30, 2005	55,000	$17.11

At June 30, 2005, options to purchase 55,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $8.38 to $19.25 per share. The weighted average contractual life of options outstanding at June 30, 2005 is 2.03 years. We have reserved 500,000 shares of common stock for issuance under the stock option plan. At June 30, 2005, options to purchase 1,011,802 additional shares of common stock may be issued under the stock option plans.

We have adopted the disclosure-only provisions of SFAS 123, as amended. As a result, no compensation cost has been recognized in the consolidated statements of income for our stock-based compensation plans. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2005 and 2004, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)

Net income - as reported	$2,828	$2,570	$5,611	$5,674
Net income - pro forma	2,772	2,531	5,552	5,632

Net earnings per share - as reported
Basic	$ .29	$ .27	$ .57	$ .59
Diluted	$ .29	$ .26	$ .57	$ .58

Net earnings per share - pro forma
Basic	$ .28	$ .26	$ .57	$ .59
Diluted	$ .28	$ .26	$ .56	$ .57

The weighted average fair value per share of options granted was $1.89 and $2.06 for 2005 and 2004, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2004:

Grant Date	5/03/05	4/20/04
Dividend yield	7.79%	9.03%
Expected volatility	24.4%	32.9%
Expected lives	5 years	5 years
Risk-free interest rate	3.81%	3.58%

NOTE 7. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement ($15,300,000 outstanding at June 30, 2005). The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable requires monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 are required until maturity (May 14, 2007) at which time the entire outstanding principal balance shall be due.

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

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own seven first and second mortgage promissory notes with principal balances totaling $13,419,000 (the Notes) at June 30, 2005 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

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

Valuations of and Impairments to Our Investments

Since the passage of the Balanced Budget Act of 1997 which affected Skilled Nursing Facilities (SNFs) beginning in January 1999, the long-term care industry has experienced material reductions in government and private insurance reimbursement. Some legislative relief was granted in 2000 and 2001 as a result of the Balanced Budget Refinement Act of 1999; however, some of the add-on provisions expired October 1, 2002 materially reducing reimbursement. Effective October 1, 2004, the Centers for Medicare and Medicaid Services (CMS) issued the annual market basket (inflationary) increase of 2.8% for skilled nursing facilities' reimbursement of Medicare Part A. In the President's fiscal year 2006 budget request, the Administration has proposed a refinement of the Medicare resource utilization groups (RUGs) that would result in $25 billion in cuts to skilled nursing care over ten years. Further, the Administration has proposed more than $39 billion in Medicaid cuts also over ten years. The effect of these cuts on the future revenues of our tenants and borrowers, if implemented, cannot at this time be determined. The Centers for Medicare and Medicaid Services is currently preparing a report on skilled nursing facility payments that will recommend payment methodology changes to Congress.

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

The proceeds of the prepayments plus cash on hand were used to pay 100% (approximately $31,175,000) of the then outstanding credit facility debt, which had a current interest rate of 3.10%.

Term Note Payable

In May 2004, we borrowed $17,000,000 ($15,300,000 outstanding at June 30, 2005) under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The new term note payable requires monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due.

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At June 30, 2005, all payments are current. Our leases with NHC and the nine separate lessees have initial five or ten year terms with provisions for two five year renewal terms.

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2005 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$15,300	$1,700	$13,600	$ ---	$ ---
Total Contractual Cash Obligations	$15,300	$1,700	$13,600	$ ---	$ ---

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. During the six months ended June 30, 2005, our cash payments for interest were $338,000.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2005 and 2006.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 2005 in the amount of $9,427,000 compared to $9,645,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period decrease is due primarily to reduced mortgage interest income offset in part by reduced interest expense.

Cash flows provided by investing activities totaled $134,000 during the six months ended June 30, 2005 compared to $30,909,000 in the prior period. Collection of mortgage notes receivable provided $134,000 of cash flow in the current period compared to $30,842,000 in the same period last year. Prior year collections include the prepayment of $30,384,000 of notes receivable from FCC. There are no distributions from an unconsolidated investment in the current period compared to $67,000 in the prior period.

Cash flows used in financing activities totaled $7,496,000 ($39,676,000 last year) and included payments on long-term debt of $850,000 ($47,820,000 last year), payments for dividends to stockholders of $7,282,000 ($7,912,000 last year), and payments for cash distributions to partners of $905,000 ($1,002,000 last year) offset in part by $1,541,000 in proceeds from issuance of common shares ($58,000 last year). The prior year payments on long-term debt include the prepayment of 100% of our credit facility debt of $31,175,000.

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

Debt to Equity Ratio

At June 30, 2005, our debt as a percentage of total liabilities and capital was 10.3%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity is expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2005 and into 2006.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net income for the three months ended June 30, 2005 is $2,828,000 versus $2,570,000 for the same period in 2004, an increase of 10.0%. Diluted earnings per common share is 29 cents in the 2005 period, compared to 26 cents in the 2004 period.

Total revenues for the three months ended June 30, 2005 increased $52,000 to $4,938,000 from $4,886,000 for the three months ended June 30, 2004. Revenues from rental income increased $33,000 or 0.8% when compared to the same period in 2004. Revenues from mortgage interest increased $19,000 or 3.3% in 2005 as compared to the same period in 2004.

The increase in rental income is due to increased percentage rent. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The increase in mortgage interest income is the result of increased interest rates due to variable rate notes receivable offset in part because of the reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Total expenses for the 2005 three month period decreased $192,000 or 9.2% to $1,902,000 from $2,094,000 for the 2004 three month period. Interest expense increased $8,000 or 4.7% in the 2005 three month period as compared to the 2004 period. Depreciation of real estate decreased $24,000 or 1.6%. General and administrative costs decreased $176,000 or 40.9%.

Interest expense increased due to increased borrowings in the current period compared to the 2004 period. In addition, the interest rate on variable rate debt is greater in the 2005 three month period. The increase in interest expense also offset in part because of regular quarterly payments on our bank term loan.

General and administrative expenses decreased due primarily to a writeoff of previously capitalized costs for a transaction that did not materialize in the prior period. The decrease was offset in part due to increased audit fees and increased costs of indemnification insurance.

Non-operating income, which is composed of net revenues from investment and interest income, increased $35,000 or 34.0% for the three months ended June 30, 2005 compared to the same period in 2004. Investment and interest income for the three months ended June 30, 2005 includes $101,000 of dividend income and $37,000 of bank interest income.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net income for the six months ended June 30, 2005 is $5,611,000 versus $5,674,000 for the same period in 2004, a decrease of 1.1%. Diluted earnings per common share is 57 cents in the 2005 period, compared to 58 cents in the 2004 period.

Total revenues for the six months ended June 30, 2005 decreased $458,000 to $9,838,000 from $10,296,000 for the six months ended June 30, 2004. Revenues from rental income was unchanged when compared to the same period in 2004. Revenues from mortgage interest decreased $458,000 or 27.7% in 2005 as compared to the same period in 2004.

Rental income increased due to increased percentage rent for 2005, which amount was offset due to an adjustment to 2004 percentage rent that was reported in the first quarter of 2005. The adjustment could not be previously determined. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center exceed the gross revenues of such health care facility in the applicable quarter of a prior base year.

The decrease in mortgage interest income is the result of lower balances of notes receivable. We received prepayments on mortgages receivable totaling $30,384,000 in February 2004. Mortgage interest decreased also because of the reductions in the principal of mortgage notes receivable due to regular monthly amortization.

Total expenses for the 2005 six month period decreased $310,000 or 7.5% to $3,800,000 from $4,110,000 for the 2004 six month period. Interest expense decreased $156,000 or 31.2% in the 2005 six month period as compared to the 2004 period. Depreciation of real estate decreased $47,000 or 1.6%. General and administrative costs decreased $99,000 or 16.0%.

Interest expense declined due to the paydown of our $31,175,000 credit facility in the first quarter of 2004. Interest expense also decreased because of regular quarterly payments on our bank term loan.

General and administrative expenses decreased primarily to a writeoff of previously capitalized costs for a transaction that did not materialize in the prior period. The decrease was offset in part due to increased audit fees, increased costs of indemnification insurance, and expenses related to the cashless exercise of directors' stock options in the current six month period.

Non-operating income, which is composed of net revenues from investment and interest income increased $56,000 or 27.3% for the six months ended June 30, 2005 compared to the same period in 2004. Investment and interest income for the six months ended June 30, 2005 includes $203,000 of dividend income and $58,000 of bank interest income.

Funds From Operations

Our funds from operations ("FFO") for the six months ended June 30, 2005, on a diluted basis was $8,226,000, a decrease of $95,000 as compared to $8,321,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income applicable to common stockholders	$2,828	$2,570	$5,611	$5,674
Adjustments:
Real estate depreciation	1,468	1,492	2,936	2,983
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(161)	(168)	(321)	(336)
Funds from operations	$4,135	$3,894	$8,226	$8,321

Weighted average shares:
Basic	9,871,919	9,594,214	9,793,657	9,592,401
Diluted	9,908,976	9,793,784	9,843,104	9,803,939

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

*national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

*the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;

*changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

*the ability to pay when due or refinance certain debt obligations when they mature;

*the competitive environment in which we operate;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. Approximately $8,222,000 of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change would have no impact on our future earnings and cash flows related to these instruments. Approximately $5,197,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rate of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $43,000.

As of June 30, 2005, all of our long-term debt ($15,300,000) bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $70,000 and a 10% reduction in interest rates would result in annual interest expense declining $70,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $632,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $632,000.

Item 4. Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarterly period ended or subsequent to June 30, 2005.

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

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date July 26, 2005	/s/Robert G. Adams
Robert G. Adams
President

Date July 26, 2005	/s/Donald K. Daniel
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

Date: July 26, 2005
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

Date: July 26, 2005
/s/Donald K. Daniel
Donald K. Daniel
Senior Vice President and Controller
Principal Accounting Officer

Exhibit 99

Certification of Quarterly Report on Form 10-Q
of National Health Realty, Inc.
For The Quarter Ended March 31, 2005

The undersigned hereby certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that, to the undersigned's best knowledge and belief, the Quarterly Report on Form 10-Q for National Health Realty, Inc. ("Issuer") for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

(a)	fully complies with the requirements of section 13(a) or 15(d) of the
Securities Exchange Act of 1934; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Issuer.

This Certification accompanies the Quarterly Report on Form 10-Q of the Issuer for the quarterly period ended June 30, 2005.

This Certification is executed as of July 26, 2005.

/s/Robert G. Adams
Robert G. Adams
President

/s/Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer

A signed original of this written statement required by Section 906 has been provided to National Health Realty, Inc. and will be retained by National Health Realty, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.