Form 10-Q
period 2005-09-30
NATIONAL HEALTH REALTY INC
filed 2005-11-01
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes No

Indicate by check mark whether the registrant is an accelerated filer.
Yes No

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b-2 of the Exchange Act).
Yes No

9,939,463 shares of common stock were outstanding as of October 27, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(50,710)	(46,306)
Real estate properties, net	116,522	120,926

Mortgage and other notes receivable	13,336	13,553
Interest and rent receivable	227	367
Cash and cash equivalents	11,432	8,384
Marketable securities	6,212	6,565
Deferred costs and other assets	272	237
Total Assets	$148,001	$150,032

LIABILITIES
Debt	$ 14,875	$ 16,150
Minority interest in consolidated subsidiaries	13,702	13,888
Accounts payable and other accrued expenses	1,452	1,441
Accrued interest	64	53
Dividends payable	3,305	4,001
Distributions payable to minority interest partners	404	501
Total Liabilities	33,802	36,034

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.01 par value;
75,000,000 shares authorized; 9,939,463 and
9,699,108 shares, respectively, issued and outstanding	99	97
Capital in excess of par value of common stock	138,468	136,460
Cumulative net income	74,057	65,641
Cumulative dividends	(101,154)	(91,282)
Unrealized gains on marketable securities	2,729	3,082
Total Stockholders' Equity	114,199	113,998
Total Liabilities and Stockholders' Equity	$148,001	$150,032

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2004 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
	(in thousands, except share amounts)
REVENUES:
Rental income	$ 4,339	$ 4,305	$ 12,984	$ 12,950
Mortgage interest income	609	587	1,802	2,238
	4,948	4,892	14,786	15,188
EXPENSES:
Interest	195	131	539	631
Depreciation of real estate	1,468	1,491	4,405	4,474
Amortization of loan costs	--	--	--	8
General and administrative	297	194	816	813
	1,960	1,816	5,760	5,926

INCOME BEFORE MINORITY INTEREST
IN CONSOLIDATED SUBSIDIARIES
AND NON-OPERATING INCOME	2,988	3,076	9,026	9,262

NON-OPERATING INCOME (investment
and interest income)	156	106	417	311

MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES	(339)	(357)	(1,027)	(1,074)

NET INCOME	$ 2,805	$ 2,825	$ 8,416	$ 8,499

NET INCOME PER COMMON SHARE:
Basic	$ .28	$ .29	$ .86	$ .89
Diluted	$ .28	$ .29	$ .85	$ .87

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,885,231	9,595,588	9,824,517	9,593,471
Diluted	9,892,227	9,817,726	9,859,813	9,808,542

Common dividends per share declared	$ .3325	$ .3325	$ .9975	$ .9975

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,416	$ 8,499
Depreciation of real estate	4,405	4,474
Amortization of loan costs	--	8
Minority interest in consolidated subsidiaries	1,027	1,074
Decrease in interest and rent receivable	140	201
(Increase) decrease in deferred costs and other assets	(35)	49
Increase in accounts payable and accrued liabilities	22	79
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,975	14,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of property and equipment	--	40
Collection of mortgage notes receivable	217	30,945
Distribution from unconsolidated investment	--	67
NET CASH PROVIDED BY INVESTING ACTIVITIES	217	31,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	--	17,000
Payments on long-term debt	(1,275)	(48,245)
Dividends paid to stockholders	(10,568)	(11,103)
Distributions paid to minority interest partners	(1,310)	(1,408)
Issuance of common shares	2,009	58
NET CASH USED IN FINANCING ACTIVITIES	(11,144)	(43,698)

INCREASE IN CASH AND CASH EQUIVALENTS	3,048	1,738
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,384	4,982
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 11,432	$ 6,720

Supplemental Information:
Cash payments for interest expense	$ 528	$ 598

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/03	--	$ --	9,590,588	$ 96	$135,536	$ 54,206	$ (77,711)	$ 2,115	$114,242
Net income	--	--	--	--	--	8,499	--	--	8,499
Unrealized gains on market-
able securities	--	--	--	--	--	--	--	801	801
Total comprehensive income									9,300
Shares sold	--	--	5,000	--	58	--	--	--	58
Dividends to common share-
holders ($.9975 per share)	--	--	--	--	--	--	(9,571)	--	(9,571)

BALANCE AT 9/30/04	--	$ --	9,595,588	$ 96	$135,594	$ 62,705	$ (87,282)	$ 2,916	$114,029

BALANCE AT 12/31/04	--	$ --	9,699,108	$ 97	$136,460	$ 65,641	$ (91,282)	$ 3,082	$113,998
Net income	--	--	--	--	--	8,416	--	--	8,416
Unrealized losses on marketable
securities	--	--	--	--	--	--	--	(353)	(353)
Total comprehensive income									8,063
Shares sold	--	--	240,355	2	2,008	--	--	--	2,010
Dividends to common share-
holders ($.9975 per share)	--	--	--	--	--	--	(9,872)	--	(9,872)

BALANCE AT 9/30/05	--	$ --	9,939,463	$ 99	$138,468	$ 74,057	$(101,154)	$ 2,729	$114,199

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements to which these notes are attached include, in our opinion, all adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or "the Company") and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2004, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, changes in interest rates, rents, operations and the timing of debt and equity financings.

NOTE 2. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

Leases Extended - On August 1, 2005, NHC elected to exercise its option to extend the term of its leases of properties from us for two additional five year terms until December 31, 2017. The leases are for the real estate of seven long-term care centers, six assisted living centers and one retirement center. The currently running initial term of the leases expires on December 31, 2007. The leases were further amended to grant NHC an option to renew the leases at fair market value for a second extended term of ten years until December 31, 2027, assuming no defaults. We account for the leases as operating leases.

Under the terms of the master lease, NHC continues to guarantee to us the lease payments of nine Florida long-term care facilities, as discussed below. This requirement is unchanged from our original lease as amended.

The lease payments for the extended ten-year term of the leases that begin on January 1, 2008 are the same lease payments that were required in the initial term of the lease, including an annual inflator for percentage rent as described below. The lease payments for the second extended ten-year term that begins on January 1, 2018, if renewed, will be at fair market value as determined at the time of the lease renewal.

During the remaining initial term and the extended renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2004, 2003 and 2002, we recognized $1,295,000, $1,128,000, and $805,000 of percentage rent from NHC. Each lease with NHR is a "triple net lease" under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities' assets. Total rental income from NHC (including the nine Florida healthcare facilities referred to below) was $17,255,000, $17,088,000, and $16,822,000 during 2004, 2003, and 2002, respectively. During 2004, 2003 and 2002, rent derived from the nine Florida facilities totaled approximately $3,366,000 per year.

On October 1, 2000, NHC terminated its individual leases on nine Florida long term care facilities. However, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR on the nine Florida long term care facilities. Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which are owned or operated by NHC. The leases have been extended through December 31, 2010. Lease payments to NHR from the new lessees offset NHC's lease obligations pursuant to the master operating lease. Since October 1, 2000, the nine separate limited liability corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine properties.

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

At December 31, 2004, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases (including the nine Florida healthcare facilities referred to above) are as follows:

2005	15,960,000
2006	15,960,000
2007	15,960,000
2008	15,960,000
2009	15,960,000
Thereafter	127,680,000

The leases have also been amended to provide that if NHC pays for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by NHC for the construction of the addition. Revenues produced within the addition shall be excluded from any percentage rent calculation. At such time as NHC is no longer a tenant by virtue of lease terminations then NHR shall purchase the additional beds paid for by NHC but un-reimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees at NHR's request to finance NHR's purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years. NHC has submitted a listing of certain NHR owned properties expected to be expanded by NHC for which the construction cost is expected to total approximately $23,325,000.

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

On August 1, 2005, concurrent with the lease extensions described above, the Advisory Agreement was restated to provide that beginning for the year 2005 for its services under the Advisory Agreement, NHC is entitled to annual compensation equal to the greater of (1) 2.5% of our gross consolidated revenues or (2) $500,000. It was also clarified that we (and not NHC) are to bear all of our own corporate costs.

Prior to the August 1, 2005 restatement, the Advisory Agreement had provided that for its services under the Advisory Agreement, NHC was entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by NHC. During 2004, 2003, and 2002, our compensation to NHC under the Advisory Agreement was $411,000, $476,000, and $493,000, respectively.

We increased our general and administrative expenses in the Interim Condensed Consolidated Statements of Income by approximately $75,000 during the third quarter of 2005 to increase the accrual for the year-to-date advisory fee expense from an annual estimated amount of $400,000 per year to an estimated annual amount of $500,000 per year.

NOTE 3. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the year.

Diluted earnings per share assumes the exercise of stock options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
BASIC:
Weighted average common shares	9,885,231	9,595,588	9,824,517	9,593,471
Net income available to common
stockholders	$2,805,000	$ 2,825,000	$8,416,000	$ 8,499,000

Net income per common share	$ .28	$ .29	$ .86	$ .89

DILUTED:
Weighted average common shares	9,885,231	9,595,588	9,824,517	9,593,471
Stock options	6,996	222,138	35,296	215,071
Adjusted weighted-average common
shares outstanding	9,892,227	9,817,726	9,859,813	9,808,542

Net income available to common	$2,805,000	$ 2,825,000	$8,416,000	$ 8,499,000
stockholders

Net income per common share	$ .28	$ .29	$ .85	$ .87

NOTE 4. COMMITMENTS, CONTINGENCIES AND GUARANTEES

NHR began operating on December 31, 1997 after the exchange of NHR common stock for certain assets of National HealthCare Corporation (NHC) including mortgage notes receivable and real property. In order to protect the Real Estate Investment Trust ("REIT") status of NHR, certain NHC unitholders received limited partnership units of NHR/OP, L.P. rather than shares of common stock of NHR. As a result of certain unitholders' involuntary acceptance of NHR/OP, L.P. partnership units to benefit all other unitholders, we have indemnified those certain unitholders for any tax consequence resulting from any involuntary conversion of NHR/OP, L.P. partnership units into shares of NHR common stock. The indemnification expires at such time as the NHR/OP, L.P. unitholders are in a position to voluntarily convert their partnership units into NHR common stock on a tax free basis without violating applicable REIT requirements.

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

NOTE 5. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

Final		Interest Rate	Principal Amount
Payment Date	Payment Terms	at 9/30/05	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	8.75%	$ 4,617

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,260

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	8.75%	535

2014	Monthly payments of $5,396, which includes
	interest at 9.0%	9.00%	49

2005	Monthly payments of $72,800, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.50%	2,088

2005	Monthly payments of $10,400, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.50%	434

2005	Monthly payments of $46,800, which
	includes interest at 10.5%, plus balance
	due December 31, 2005	10.50%	1,353

	Weighted Average Interest and Total	9.18%	$13,336

FCC Notes Receivable Prepayments

On February 27, 2004, we received prepayments of the balance (approximately $30,384,000) of our 10.25% notes receivable from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida. The notes were scheduled to mature on October 31, 2004.

The proceeds of the prepayments plus cash on hand were used to pay 100% (approximately $31,175,000) of the then outstanding credit facility debt, which had a then current interest rate of 3.10%.

NOTE 6. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At September 30, 2005, the fair value of the shares is $6,212,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

NOTE 7. STOCK OPTION PLAN

Our stockholders have approved the 1997 Stock Option and Appreciation Rights Plan and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan under which options to purchase shares of our common stock are available for grant to our consultants, advisors, directors and employees at a price no less than the market value of the stock on the date the option is granted. The vesting period and term of the options is five years. The following table summarizes option activity:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2001	412,000	8.51
Options granted	10,000	16.95
Outstanding December 31, 2002	422,000	8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67
Outstanding December 31, 2003	412,000	8.75
Options granted	20,000	16.50
Options exercised	(108,520)	8.52
Options forfeited	(20,000)	11.42
Outstanding December 31, 2004	303,480	9.17
Options granted	25,000	19.25
Options exercised	(244,480)	6.11
Options forfeited	(29,000)	8.38
Outstanding September 30, 2005	55,000	17.11

Options exercisable September 30, 2005	55,000	$17.11

At September 30, 2005, options to purchase 55,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $10.74 to $19.25 per share. The weighted average remaining contractual life of options outstanding at September 30, 2005 is 3.51 years. At September 30, 2005, options to purchase 1,011,802 additional shares of common stock may be issued under the stock option plans. We have reserved 1,066,802 shares of common stock for issuance under the stock option plan.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)

Net income - as reported	$2,805	$2,825	$8,416	$8,499
Net income - pro forma	2,802	2,822	8,347	8,448

Net earnings per share - as reported
Basic	$ .28	$ .29	$ .86	$ .89
Diluted	$ .28	$ .29	$ .85	$ .87

Net earnings per share - pro forma
Basic	$ .28	$ .29	$ .85	$ .88
Diluted	$ .28	$ .29	$ .85	$ .86

The weighted average fair value per share of options granted was $1.99 per share and $2.06 per share for 2005 and 2004, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005 and 2004:

Grant Date	5/03/05	4/20/04
Dividend yield	7.79%	9.03%
Expected volatility	24.4%	32.9%
Expected lives	5 years	5 years
Risk-free interest rate	3.81%	3.58%

NOTE 8. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement ($14,875,000 outstanding at September 30, 2005). The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable requires monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 are required until maturity (May 14, 2007) at which time the entire outstanding principal balance shall be due.

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

In December of 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 ("Statement 153"). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance". Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company has adopted Statement 153 effective July 1, 2005. The future effect of Statement 153 on the Company's financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own seven first and second mortgage promissory notes with principal balances totaling $13,336,000 (the Notes) at September 30, 2005 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

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

NHR's quarterly common stock dividend of 33.25 cents per share is expected to remain unchanged for the near future except for any adjustments required to reduce federal income taxes and/or to assure that we qualify to be taxed as a REIT under the Internal Revenue Code.

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

Our significant accounting policies and the associated estimates and the issues that impact these estimates are as follows:

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

CAPITAL RESOURCES AND LIQUIDITY

Term Note Payable

In May 2004, we borrowed $17,000,000 ($14,875,000 outstanding at September 30, 2005) under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The new term note payable requires monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due.

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

Leases

We lease our 23 health care facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC's overall rent obligation. At September 30, 2005, all payments are current.

Leases Extended

On August 1, 2005, NHC elected to exercise its option to extend the term of its leases of properties from us for two additional five year terms until December 31, 2017. The currently running initial term of the leases expires on December 31, 2007. The leases were also amended to grant NHC an option to renew the leases at fair market value for a second extended term of ten years until December 31, 2027, assuming no defaults.

The lease payments for the extended ten-year term of the leases that begin on January 1, 2008 are the same lease payments that were required in the initial term of the lease, including an annual inflator for percentage rent. The lease payments for the second extended ten-year term that begins on January 1, 2018, if renewed, will be at fair market value as determined at the time of the lease renewal.

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2005 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$14,875	$1,700	$13,175	$ --	$ --
Total Contractual Cash Obligations	$14,875	$1,700	$13,175	$ --	$ --

Interest expense has not been included in the above table due to the difficulty in projecting variable rate interest. During the nine months ended September 30, 2005, our cash payments for interest were $528,000.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2005 and 2006.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the nine months ended September 30, 2005, in the amount of $13,975,000 compared to $14,384,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period decrease is due primarily to reduced mortgage interest income offset in part by reduced interest expense.

Cash flows provided by investing activities totaled $217,000 during the nine months ended September 30, 2005, compared to $31,052,000 in the prior period. Collection of mortgage notes receivable provided $217,000 of cash flow in the current period compared to $30,945,000 in the same period last year. Prior year collections include the prepayment of $30,384,000 of notes receivable from FCC. There are no distributions from an unconsolidated investment in the current period compared to $67,000 in the prior period.

Cash flows used in financing activities totaled $11,144,000 ($43,698,000 last year) and included payments on long-term debt of $1,275,000 ($48,245,000 last year), payments for dividends to stockholders of $10,568,000 ($11,103,000 last year), and payments for cash distributions to minority interest partners of $1,310,000 ($1,408,000 last year) offset in part by $2,009,000 in proceeds from issuance of common shares ($58,000 last year). The prior year payments on long-term debt include the prepayment of 100% of our credit facility debt of $31,175,000.

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

Debt to Equity Ratio

At September 30, 2005, our debt as a percentage of total liabilities and capital was 10.0%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity is expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2005 and into 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net income for the three months ended September 30, 2005, is $2,805,000 versus $2,825,000 for the same period in 2004, a decrease of .7%. Diluted earnings per common share is 28 cents in the 2005 period, compared to 29 cents in the 2004 period.

Total revenues for the three months ended September 30, 2005, increased $56,000 to $4,948,000 from $4,892,000 for the three months ended September 30, 2004. Revenues from rental income increased $34,000 or .7% when compared to the same period in 2004. Revenues from mortgage interest increased $22,000 or 3.7% in 2005 as compared to the same period in 2004.

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

Total expenses for the 2005 three month period increased $144,000 or 7.9% to $1,960,000 from $1,816,000 for the 2004 three month period. Interest expense increased $64,000 or 48.9% in the 2005 three month period as compared to the 2004 period. Depreciation of real estate decreased $23,000 or 1.5%. General and administrative costs increased $103,000 or 53.1%.

Interest expense increased because the interest rate on variable rate debt is greater in the 2005 three month period. The increase in interest expense is partially offset because of regular quarterly payments that reduced the balance of our bank term loan.

General and administrative expenses increased due primarily to increases in advisory fees and in indemnification insurance. The increase was offset in part due to decreased legal fees.

Non-operating income, which is composed of net revenues from investment and interest income, increased $50,000 or 47.2% for the three months ended September 30, 2005 compared to the same period in 2004. Investment and interest income for the three months ended September 30, 2005 includes $101,000 of dividend income and $55,000 of bank interest income.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net income for the nine months ended September 30, 2005, is $8,416,000 versus $8,499,000 for the same period in 2004, a decrease of 1.0%. Diluted earnings per common share is 85 cents in the 2005 period, compared to 87 cents in the 2004 period.

Total revenues for the nine months ended September 30, 2005, decreased $402,000 to $14,786,000 from $15,188,000 for the nine months ended September 30, 2004. Revenues from rental income increased $34,000 to $12,984,000 when compared to the same period in 2004. Revenues from mortgage interest decreased $436,000 or 19.5% in 2005 as compared to the same period in 2004.

Rental income increased due to increased percentage rent for 2005, which amount was offset due to a downward adjustment to 2004 percentage rent that was reported in the first quarter of 2005. The adjustment could not be previously determined. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center exceed the gross revenues of such health care facility in the applicable quarter of a prior base year.

The decrease in mortgage interest income is the result of lower balances of notes receivable. We received prepayments on mortgages receivable totaling $30,384,000 in February 2004. Mortgage interest decreased also because of the reductions in the principal of mortgage notes receivable due to regular monthly amortization. The decrease is offset in part due to increased interest rates due to variable rate notes receivable.

Total expenses for the 2005 nine month period decreased $166,000 or 2.8% to $5,760,000 from $5,926,000 for the 2004 nine month period. Interest expense decreased $92,000 or 14.6% in the 2005 nine month period as compared to the 2004 period. Depreciation of real estate decreased $70,000 or 1.6%. General and administrative costs increased $4,000 or .5%.

Interest expense declined due to the paydown of our $31,175,000 credit facility in the first quarter of 2004. Interest expense also decreased because of regular quarterly payments on our bank term loan. The decline in interest expense is offset in part due to the interest rate on variable rate debt being greater in the 2005 period.

General and administrative expenses increased primarily due to increases in advisory fees, indemnification insurance, audit fees and expenses related to the cashless exercise of directors' stock options in the current nine month period. The increase was offset in part due primarily to a writeoff of previously capitalized costs for a transaction that did not materialize in the prior period.

Non-operating income, which is composed of net revenues from investment and interest income increased $106,000 or 34.1% for the nine months ended September 30, 2005 compared to the same period in 2004. Investment and interest income for the nine months ended September 30, 2005 includes $304,000 of dividend income and $113,000 of bank interest income.

Funds From Operations

Our funds from operations ("FFO") for the nine months ended September 30, 2005, on a diluted basis was $12,325,000, a decrease of $145,000 as compared to $12,470,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net income applicable to common stockholders	$2,805	$2,825	$ 8,416	$ 8,499
Adjustments:
Real estate depreciation	1,468	1,491	4,404	4,474
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(165)	(168)	(495)	(503)
Funds from operations	$4,108	$4,148	$12,325	$12,470

Weighted average shares:
Basic	9,885,231	9,595,588	9,824,517	9,593,471
Diluted	9,892,227	9,817,726	9,859,813	9,808,542

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

* the competitive environment in which we operate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with a maturity of less than three months. Approximately $8,184,000 of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change would have no impact on our future earnings and cash flows related to these instruments. Approximately $5,152,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rate of these instruments are variable, a hypothetical 10% change in interest rates would result in a related increase or decrease in annual interest income of approximately $45,000.

As of September 30, 2005, all of our long-term debt ($14,825,000) bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $77,000 and a 10% reduction in interest rates would result in annual interest expense declining $77,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

EQUITY PRICE RISK

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $621,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately the same amount.

Item 4. Controls and Procedures

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarterly period ended or subsequent to September 30, 2005. PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.  None

Item 6. Exhibits.

(a) List of exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive
Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date November 1, 2005	/s/Robert G. Adams
Robert G. Adams
President

Date November 1, 2005	/s/Donald K. Daniel
Donald K. Daniel
Principal Accounting Officer