Form 10-K
period 2005-12-31
NATIONAL HEALTH REALTY INC
filed 2006-03-08
CIK 1047334

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-13487

NATIONAL HEALTH REALTY, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-2059888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Vine Street, Suite 1402, Murfreesboro, Tennessee	37130
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 890-2020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock	American Stock Exchange

Securities registered pursuant to Section 21(g) of the Act: Same

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of Common Stock held by non-affiliates on June 30, 2005 (based on the closing price of such shares on the American Stock Exchange) was approximately $117 million. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant. The number of shares of Common Stock outstanding as of February 28, 2006 was 9,939,463.
Documents Incorporated by Reference
     The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13, and 14 of this Form 10-K:
The Registrant’s definitive proxy statement for its 2006 shareholder’s meeting.

PART 1
Item 1. Business
General
     National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998. NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) currently owns 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities). We additionally own first mortgage secured promissory notes with an outstanding balance of $13.2 million (the Notes). The Healthcare Facilities and the Notes were originally acquired on December 31, 1997 from our then sole owner National HealthCare Corporation (NHC), (formerly National HealthCare L.P.). NHR leases the Healthcare Facilities pursuant to certain lease agreements. Fourteen of the Healthcare Facilities are leased to NHC and nine are leased to nine separate Florida corporations. These leases covering the Healthcare Facilities are “triple net” leases, meaning the tenant shall pay all charges and expenses in connection with the leased property throughout the term of the lease. The Notes are secured by nursing facilities and separate makers and guarantors. NHR’s revenues and sources of cash are derived primarily from the interest and principal payments on the Notes and from rent payments, primarily from NHC, under the leases.
     During 2005, NHC extended its lease from NHR of the fourteen Healthcare Facilities through 2017, with additional options to renew at fair market value through 2027. Also during 2005, the leases to nine separate Florida corporations were extended through 2010. NHC continues to guarantee the lease payments on the nine Florida Healthcare Facilities through NHC’s extended lease term.
     During 2005, 2004 and 2003, rental income was 87.8%, 85.5%, and 69.7%, respectively, of revenues and mortgage interest income was 12.2%, 14.0%, and 25.6% of revenues.
     At our formation, we entered into an Advisory, Administrative Services and Facilities Agreement with NHC pursuant to which NHC, through a subsidiary, Tennessee HealthCare Advisors, LLC, provides us with investment advice, office space and personnel. Certain limitations on our investment opportunities provided by the original agreement have been removed effective November 1, 2004. See “Investment and Other Policies of NHR” below.
Investment and Other Policies of NHR
     General. Our investment objectives are: (i) to provide current income for distribution to stockholders, (ii) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of our leased properties; (iii) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of our portfolio properties, and (iv) to preserve and protect stockholder’s capital. We can offer no assurance that these objectives will be realized.
     Advisory Agreement. We have contracted for our management with a wholly-owned subsidiary of NHC. For its services, NHC is entitled to annual compensation of the greater of 2.5% of our gross consolidated revenues or $500,000. The amount accrued for advisory services in 2005 was $508,000. Either party may terminate the Advisory Agreement on 90 days notice.
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

NHC Master Agreement to Lease
     Leases Extended — On August 1, 2005, NHC elected to exercise its option to extend the term of its leases of properties from us for two additional five year terms until December 31, 2017. The leases are for the real estate of seven long-term care centers, six assisted living centers and one independent living center. The currently running initial term of the leases expires on December 31, 2007. The leases were further amended to grant NHC an option to renew the leases at fair market value for a second extended term of ten years until December 31, 2027, assuming no defaults and on an “all or nothing” basis. We account for the leases as operating leases.
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
     During the remaining initial term and the extended renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2005, 2004 and 2003, we recognized $1,363,000, $1,295,000, and $1,128,000 of percentage rent from NHC. Total rental income from NHC (including the nine Florida healthcare facilities referred to below) was $17,359,000, $17,255,000, and $17,088,000 during 2005, 2004, and 2003, respectively. During 2005, 2004 and 2003, rent derived from the nine Florida facilities totaled $6,178,000, $6,069,000 and $6,069,000, respectively.
     On October 1, 2000, NHC terminated, with our consent, its individual leases on nine Florida long term care facilities. However, NHC, under its master lease agreement, guarantees the lease payments to NHR on the nine Florida long term care facilities. Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which are owned or operated by NHC. In 2005, the leases have been extended through December 31, 2010. Lease payments to NHR from the new lessees offset NHC’s lease obligations pursuant to the master operating lease. Since October 1, 2000, the nine separate limited liability corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine properties.
     NHC has a right of first refusal with us to purchase any of the properties transferred from NHC should we receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.
     At December 31, 2005, the approximate future minimum base rent commitments (which exclude percentage rents and expansion rent) to be received by us on non-cancelable operating leases are described in the following table. Base rent on the nine Florida healthcare facilities of $6,505,000 per year is included because NHC guarantees the related lease payments through 2017.

2006	$15,960,000
2007	15,960,000
2008	15,960,000
2009	15,960,000
2010	15,960,000
Thereafter	111,720,000
     The leases have also been amended during 2005 to provide that if NHC pays for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by NHC for the construction of the addition. Total expansion rent income from NHC totaled $36,000 in 2005. Revenues produced within the addition shall be excluded from any percentage rent calculation. At such time as NHC is no longer a tenant by virtue of lease terminations, then NHR shall reimburse to NHC the fair market value of the additional beds constructed by NHC. The fair market value shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years. NHC has submitted a listing of five NHR owned properties which are to be expanded by NHC for which the construction cost is expected to total approximately $26,225,000. NHC has reported to us that at December 31, 2005, expansion is completed at one center ($4,000,000) and is underway at two centers (expected cost $10,700,000; incurred $2,243,000).
     The Master Agreement to Lease with NHC regarding the Healthcare Facilities (the “Master Agreement”) sets forth terms and conditions applicable to all leases entered into by and between NHC and the Company (the “Leases”). The Leases, which were extended during 2005, provided for an initial term expiring on December 31, 2007. In 2005, 68.8% of our net revenues were derived from leases with NHC.
     The Master Agreement is a “triple net lease”, under which NHC is responsible for payment of all taxes, utilities, insurance premium costs, repairs (including structural portions of the buildings, and other charges relating to the ownership and operation of the Healthcare Facilities). NHC is also obligated to indemnify and hold harmless NHR from all claims resulting from the use and occupancy of each Health Care Facility by NHC or persons claiming under NHC and related activities, as well as to indemnify us against all costs related to any release, discovery, cleanup and removal of hazardous substances or materials or other environmental responsibility with respect to the Healthcare Facilities.
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
     We accounted for the sale of the three facilities under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66. Consistent with the deposit method, we initially did not record the sale of the assets and continued to record depreciation expense each period. Any cash received from the buyer (which totaled $3,092,000 as of October 31, 2003) was reported as a deposit on real estate properties sold awaiting the time the down payment and continuing investment criteria of SFAS 66 were met.
     Effective November 1, 2003, the criteria of SFAS 66 were met. Therefore, the sale of the real estate properties was recorded resulting in a gain on sale of real estate of approximately $1,149,000. Sale proceeds received in 2004 resulted in an additional gain on sale of real estate of approximately $105,000. The sale of the assets resulted in recording mortgage notes receivable of approximately $3,875,000. All payments required on the note receivable were current at December 31, 2005 and the maturity was extended until March 31, 2007.
Advisory Agreement
     At our inception we entered into an agreement with NHC as “Advisor” under which NHC, through a wholly-owned subsidiary, provides management and advisory services to us during the term of the Advisory Agreement. We believe the Advisory Agreement benefits us by providing us access to NHC’s extensive experience in the ownership and management of long-term care facilities and independent living centers. Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management. In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by our Board of Directors.
     The Advisory Agreement is for a stated term which expired December 31, 2003 and thereafter from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time.
     On August 1, 2005, concurrent with the lease extensions described above, the Advisory Agreement was revised to provide that beginning for the year 2005 for its services under the Advisory Agreement, NHC is entitled to annual compensation equal to the greater of (1) 2.5% of our gross consolidated revenues or (2) $500,000. It was also clarified that we (and not NHC) are to bear certain corporate costs, such as directors’ and officers’ insurance, audit fees, etc.
     Prior to the August 1, 2005 revision, the Advisory Agreement had provided that for its services under the Advisory Agreement, the Advisor was entitled to annual compensation of the greater of 2% of NHR’s gross consolidated revenues or the actual expense incurred by NHC. The actual amounts accrued to NHC in 2005, 2004 and 2003 were $508,000, $411,000, and $476,000, respectively.
     Pursuant to the Advisory Agreement, NHC manages our day-to-day affairs and provides all such services through its personnel. The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us. The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHR including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC. Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC. Of our executive officers at December 31, 2005, Mr. Robert G. Adams, Ms. Charlotte A. Swafford, Mr. Donald K. Daniel and Mr. Kenneth D. DenBesten are employees of NHC; Mr. Richard F. LaRoche, Jr. was an employee until his retirement from management responsibilities in May 2002, but remains a non-compensated corporate secretary for us. All of their renumeration and employment costs other than stock options, if any, are paid by NHC, although a portion may be allocated for their services to NHR.
Federal Income Tax
     We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code) and we intend to continue to operate in such a manner. REITs are subject to highly complex rules governing ownership and relationships with tenants which can be inadvertently transgressed; thus no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends.
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
     We also maintain the following documents on the web site:
•	The NHR Code of Ethics and Standards of Conduct. This has been adopted for all employees of our Administrative Services Contractor, officers and directors of the Company. The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct. To date there have been none.

•	Information on our “NHR Valuesline”, which allows our staff and investors unrestricted access to our Corporate Compliance Officer, executive officers and directors. The toll free number is 800-526-4064 and the communications may be incognito, if desired.

•	The NHR Restated Audit Committee Charter.

•	The NHR Compensation Committee Charter.

•	The NHR Nomination and Corporate Governance Committee Charter
     We will furnish, free of charge, a copy of any of the above documents to any interested investor upon receipt of a written request.
Item 1A. Risk Factors
     We depend on the operating success of our tenants, who operate in the skilled nursing and assisted living industry for collection of our rent revenues. Our skilled nursing facility operators’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Our assisted living facility operators’ revenues are primarily driven by occupancy and private pay rates. Expenses for these facility types are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and federal and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extend that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.
     We are exposed to the risk that our operators may not be able to meet the rent, principal and interest or other payments due us, which may result in an operator bankruptcy or insolvency, or that an operator might become subject to bankruptcy or insolvency proceedings for other reasons. Although our operating lease agreements provide us the right to evict an operator, demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to limit or delay our ability to collect unpaid rent in the case of a lease or to receive unpaid principal and/or interest in the case of a mortgage loan, and to exercise other rights and remedies.
     We may be required to fund certain expenses (e.g., real estate taxes, maintenance and capital improvements) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator. In some instances, we have terminated our lease with an operator and relet the facility to another operator. In some of those situations, we provided working capital loans to and limited indemnification of the new operator. If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities. Should such events occur, our revenue and operating cash flow may be adversely affected.
     We are exposed to risk as a result of approximately two-thirds of our revenue (66.8% in 2005) is being generated from a lease with NHC. Additionally, 14 of our 23 owned properties are leased to NHC. In the event NHC experiences a decline in profitability from their operations, NHC’s ability to pay our rent could be adversely affected. If NHC defaults in its obligation to pay our rent timely, such event would have a material adverse effect on our financial results, carrying value of our assets and on our ability to pay dividends.
     We are exposed to risks related to government regulations and the effect they have on our operators’ business. Our operators’ businesses are affected by government reimbursement and private payor rates. To the extend that any skilled nursing facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.
     We are exposed to the risk that the cash flows of our tenants and mortgages will be affected by increased liability claims and increased general and professional liability insurance costs. Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the state of Florida. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Over the past two years, both Texas and Florida have adopted skilled nursing facility liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for assisted living and skilled nursing facilities. Thus, general professional liability insurance coverage may be restricted, very costly, or not available, which may adversely affect the facility operators’ future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators’ ability to meet their obligations to us.
     We depend on the success of future acquisitions. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

     We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances. Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person’s relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property and since we are a passive landlord, we do not “participate in the management” of any property in which we have an interest. Moreover, we review environmental site assessment of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the “all appropriate inquiry” standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.
     We depend on the ability to reinvest cash from our operating, investing and financing activities in a timely manner and on acceptable terms. From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable, and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. We must re-invest these proceeds, on a timely basis, in health care investments or in qualified short-term investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and perhaps our ability to make distributions to stockholders.
     We depend on the ability to qualify or remain qualified as a REIT. We intend to operate as a REIT under the Internal Revenue Code and believe we have and will continue to operate in such a manner. Since REIT qualification requires us to meet a number of complex requirements, it is possible that we may fail to fulfill them, and if we do, our earnings will be reduced by the amount of federal taxes owed. A reduction in our earnings would affect the amount we could distribute to our stockholders. Also, if we were not a REIT, we would not be required to make distributions to stockholders since a non-REIT is not required to pay dividends to stockholders amounting to at least 90% of its annual taxable income.
     We are subject to risks associated with our obligation to purchase leasehold improvements and additions made by NHC as tenant to our real estate properties. Our lease of fourteen properties to NHC has currently been extended until December 31, 2017. Under the terms of the lease, at such time as NHC is no longer a tenant by virtue of lease terminations, then NHR shall purchase the bed additions paid for by NHC but unreimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. Also under the terms of the lease, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years. NHC has submitted a listing of certain NHR owned properties expected to be expanded by NHC for which the construction cost is expected to total approximately $26,225,000. Therefore, we would be required at that time of termination of our leases with NHC (or, if NHC financing is utilized, within two years after termination of our leases with NHC) to obtain financing or to use our own capital resources to purchase these bed additions. The terms of such financing or the availability of our own capital at the time of such lease terminations cannot be determined at this time.
     We are dependent upon NHC for services related to investment activities and day-to-day management. Processes such as accounting, monitoring of investments, finance activities, etc. are performed for us by NHC under an advisory agreement that may be cancelled upon 90 days notice or upon demand in some circumstances. The cancellation of this agreement would, at least temporarily, have a material adverse impact on our business activities and upon our ability to comply with government regulations.

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
Healthcare Facilities
     The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

			Net Book	Base
Name of Facility		No. of	Value at	Annual
Long-Term Care	Location	Beds	Dec. 31, 2005	Rent (1)
The Aristocrat	Naples, FL	60	$3,674,291	$96,000
NHC HealthCare, Clinton	Clinton, SC	131	2,144,848	690,991
The Health Center at Coconut Creek	Coconut Creek, FL	120	7,171,332	775,000
The Health Center of Daytona Beach	Daytona Beach, FL	73	4,318,549	380,000
NHC HealthCare, Farragut	Farragut, TN	60	5,171,738	669,414
NHC HealthCare, Garden City	Murrells Inlet, SC	88	3,780,035	670,928
NHC HealthCare, Greenville	Greenville, SC	176	3,409,782	1,239,689
NHC HealthCare, Lexington	Lexington, SC	120	4,497,065	867,828
NHC HealthCare, Mauldin	Mauldin, SC	120	5,575,957	524,005
AdamsPlace	Murfreesboro, TN	90	3,881,325	564,755
The Imperial Health Care Center	Naples, FL	113	4,388,559	570,000
NHC HealthCare, North Augusta	North Augusta, SC	132	3,155,996	1,081,625
The Health Center of Windermere	Orlando, FL	120	5,409,776	535,000
NHC HealthCare, Parklane	Columbia, SC	120	5,289,273	787,808
Charlotte Harbor Health Care Center	Port Charlotte, FL	180	5,764,958	1,010,000
NHC HealthCare, West Plains	West Plains, MO	118	2,346,599	669,901

Assisted Living
The Place at Vero Beach	Vero Beach, FL	120	7,128,479	1,187,000
NHC Place/Anniston	Anniston, AL	68	3,434,449	344,147
AdamsPlace	Murfreesboro, TN	83	4,050,193	56,349
The Place at Merritt Island	Merritt Island, FL	84	5,213,645	765,000
The Place at Stuart	Stuart, FL	84	4,592,364	751,000
NHC Place/Farragut	Farragut, TN	84	6,413,559	225,965

Independent Living
AdamsPlace	Murfreesboro, TN	93	13,097,777	1,497,540

(1) Additional rent equal to three percent (3%) of the increase in gross revenues (calculated and paid on a quarterly basis) of the Healthcare Facilities commenced in 2000. All leases are triple net leases.
Mortgage Notes
     We own approximately seven mortgage notes representing approximately $13,207,000 loaned to the owners of approximately five nursing homes. The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes, acquire existing nursing homes, or to provide working capital. The mortgage notes are secured by mortgages on each of the facilities.

     In February 2004, we received prepayment of the balance (approximately $30,384,000) of 10.25% Florida Convalescent Centers, Inc. notes. The notes had been scheduled to mature on October 31, 2004.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of the shareholders was held on May 3, 2005, and the results were included in the March 31, 2005, Form 10-Q filed with the SEC on May 10, 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common shares are listed on the American Stock Exchange (AMEX) under the symbol “NHR”. On March 6, 2006 the last reported sale price for the Common Stock on the AMEX was $19.30. As of December 31, 2005, we had approximately 4,500 shareholders, of which approximately 1,600 are holders of record with the balance indicated by security listing positions.
     We received notice on January 20, 2005 from the American Stock Exchange (AMEX) that the Company was currently not in compliance with the AMEX board of directors composition requirements as set forth in Section 121A of the AMEX Company Guide. Specifically, the Company did not currently have a majority of independent directors serving on its board. The warning letter gave us until May 31, 2005 to regain compliance with the AMEX requirements. This instance of noncompliance was corrected when the Board of Directors announced that at the Board Meeting on May 9, 2005, after the Annual Meeting of Shareholders held on May 3, 2005, the Board found that newly elected Director Richard F. LaRoche, Jr. met the American Stock Exchange requirements of “Independence” due to the expiration of three years since his employment as an executive officer of NHC, the Investment Advisor to NHR. The Board had previously determined Directors J. Paul Abernathy, Joseph M. Swanson and Joel Jobe were independent; therefore, with Mr. LaRoche elected to the NHR board, four out of seven directors are independent.
     High and low stock prices and dividends for 2005 and 2004 were as follows:

	2005			2004
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$21.000	$17.770	$.3325	$18.770	$18.500	$.3325
June 30	20.100	18.200	.3325	17.420	16.150	.3325
September 30	20.230	18.450	.3325	19.090	18.910	.3325
December 31	20.980	18.000	.4325	20.040	20.010	.4125

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
No Equity Purchase Plans
     We did not purchase any of our equity securities in 2005, nor do we have any publically announced plans or programs to do so.
Item 6. Selected Financial Data
(dollars in thousands, except share and per share amounts)

	Year Ended December 31
	2005	2004	2003		2002		2001
Net revenues	$19,772	$20,191	$24,508		$24,549		$24,561
Net income	11,277	11,435	11,845		8,498		8,877
Net income per share
Basic	1.14	1.19	1.24		.89		.93
Diluted	1.14	1.16	1.21		.87		.92
Mortgages and other notes receivable	13,207	13,553	44,595	(a)	65,562	(a)	79,518
Real estate properties, net	115,054	120,926	126,931		138,963		150,036
Total assets	142,755	150,032	182,878		214,941		234,987
Long term debt	10,450	16,150	47,820	(a)	79,488	(a)	96,314
Total stockholders’ equity	112,390	113,998	114,242		114,476		118,571

Common shares outstanding	9,939,463	9,699,108	9,590,588		9,570,323		9,570,323

Weighted average common shares
Basic	9,853,490	9,594,852	9,575,546		9,570,323		9,570,323
Diluted	9,881,484	9,822,823	9,757,238		9,770,730		9,697,116

Common dividends declared per share	$1.43	$1.41	$1.49		$1.33		$1.33

(a)	Approximately $21,982,000 and $30,384,000 of 10.25% notes receivable were prepaid to us in November 2003 and February 2004, respectively. We used the proceeds of the prepayments to pay down our long-term debt.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
     National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), owns the real estate of 23 healthcare facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities), and owns seven first promissory notes with principal balances totaling $13,207,000 (the Notes) at December 31, 2005 and secured by the real property of healthcare facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 lease properties and guarantees the lease payments on the remaining nine lease properties.
Relationship With National HealthCare Corporation
     We have an advisory services agreement with National HealthCare Corporation (NHC) pursuant to which a subsidiary of NHC will provide us with investment advice, office space and personnel. NHC owns or manages a total of 74 long-term healthcare facilities with 9,177 beds in 10 states. NHC is NHR’s primary tenant, operating ten of our licensed skilled nursing facilities, three assisted living facilities and one independent living center, the real estate of which facilities is owned by NHR.
     NHC, in its role as Advisor, is subject to the supervision of and policies established by our Board of Directors. The Advisory Agreement expired December 31, 2003 and thereafter is renewed from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time.
Investment Restriction Removed
     Prior to an announcement by NHC on November 1, 2004 that it is no longer the advisor to National Health Investors, Inc. (NHI), without the prior approval of NHI, we were precluded from being actively or passively engaged in the pursuit of additional investment opportunities. Because NHC is no longer the advisor to NHI, the restriction on NHR’s investment activities is removed.
Areas of Focus
     Management is currently focusing upon our capacities as landlord and note holder. Our objectives are to (1) provide current income for distribution to stockholders, (2) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of our leased properties; (3) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of our portfolio properties, and (4) to preserve and protect stockholder’s capital. We can offer no assurance that these objectives will be realized.
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
Revenue Recognition — Mortgage Interest and Rental Income
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

Valuations of and Impairments to Our Investments
     Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management. We monitor the liquidity and credit worthiness of our tenants and borrowers on an on-going basis. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Recognition of an impairment is based upon estimated future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statements No. 5 and 15”. While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.
REIT Status and Taxes
     We believe that we have operated our business so as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to its stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.
CAPITAL RESOURCES AND LIQUIDITY
     At year end, our ratio of debt to capitalization was 8.5%. Our debt consists of a bank term loan in the amount of $10,450,000 which matures on May 14, 2007. The bank term loan requires quarterly payments of $425,000 and bears interest at the variable rate of 30 day LIBOR plus 1.5% (5.8% at December 31, 2005). On November 18, 2005, we prepaid $4,000,000 in addition to the required amortization. The loan agreements require that we maintain specified operating ratios and stockholders’ equity. We believe that our operating cash flows and borrowing capacity will be adequate to finance this obligation.
Leases
     We lease our 23 healthcare facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC prior to October 1, 2000 are leased to nine separate lessees not related to NHC. With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us. Lease payments made to us from the new lessees are credited against NHC’s overall rent obligation. At December 31, 2005, all payments are current.
Leases Extended and Amended
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
     The leases have also been amended to provide that if NHC pays for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by NHC for the construction of the addition. Revenues produced within the addition shall be excluded from any percentage rent calculation. At such time as NHC is no longer a tenant by virtue of lease terminations then NHR shall purchase the bed additions paid for by NHC but un-reimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years. NHC has submitted a listing of certain NHR owned properties expected to be expanded by NHC for which the construction cost is expected to total approximately $26,225,000. See the discussion of commitments below.
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
HSMI Sale
     On November 1, 2003, after the initial and continuing investment criteria of SFAS 66 were met, we recorded the sale of three long-term health care centers. Recording of the sale resulted in a gain on the sale of real estate of approximately $1,149,000 and mortgage notes receivable of approximately $3,740,000. Additional sale proceeds received in 2004 resulted in an additional gain on sale of real estate of approximately $105,000. All payments required on the notes receivable were current at December 31, 2005, and the maturity was extended until March 31, 2007.
Sources and Uses of Funds
     Our leasing and mortgage services generated net cash from operating activities during 2005 in the amount of $18,716,000 compared to $19,000,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for realty and loan losses, if any, and non-cash gains on sales of real estate, if any, adjusted by working capital changes.
     Our investing activities provided $346,000 of cash flows in 2005 compared to $31,253,000 in 2004. Collections of mortgage notes receivable totaled $346,000 in 2005 compared to $31,042,000 in 2004. Collections in 2004 included the prepayment of $30,348,000 of our notes receivable.
     Net cash used in financing activities totaled $19,277,000 in 2005 compared to $46,851,000 in 2004. Included in these amounts, we made no new borrowings in 2005 compared to $17,000,000 in new borrowings in 2004. The new borrowings in 2004 were used to refinance existing debt that had higher rates of interest.
     Payments on debt in 2005 were $5,700,000 including $4,000,000 of voluntary prepayments from cash flows from operating activities. Payments on debt in 2004 were $48,670,000 including $46,097,000 of prepayments. The prepayments in 2004 were primarily made form the proceeds of early payments of $30,348,000 of our notes receivable and from $17,000,000 of new borrowings.
     Net cash used in financing activities also includes $13,873,000 to pay dividends to shareholders ($14,293,000 in 2004) and $1,714,000 to pay cash distributions to minority partners of our operating partnership ($1,813,000 in 2004).

Offsetting in part these amounts used in financing activities, cash provided from financing activities includes $2,010,000 from the exercise of stock options ($925,000 in 2004).
Off Balance Sheet Arrangements
     We currently have no outstanding guarantees or letters of credit. We may or may not elect to use financial derivative instruments to hedge interest rate exposure. At December 31, 2005, we did not participate in any such financial instruments.
Commitments
     At such time as our lease with NHC is terminated for any reason, we are committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us. Our lease with NHC currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value.
     The fair market value of any additions shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees, at NHR’s request, to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years. Additions at five centers costing approximately $26,225,000 are currently planned. At December 31, 2005, NHC has reported to us that expansion construction is completed at one center (cost $4,000,000) and is underway at two centers (expected total cost of $10,700,000, $2,243,000 incurred). Construction is expected to begin in 2006 at two additional centers (expected cost, $11,025,000). The cost of this potential commitment, if any, cannot be determined at this time.
     We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable. Regular dividends in the amount of $1.33 per common share and a special dividend in the amount of $.10 per common share were declared for payment for 2005.
     Our contractual cash obligations for periods subsequent to December 31, 2005 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt	$10,450	$1,700	$8,750	$—	$—
Advisory Agreement	500	500	—	—	—

Total Contractual Cash Obligations	$10,950	$2,200	$8,750	$—	$—

     The potential commitments of up to $26,225,000 have been excluded from the above table because the amounts are not estimable and are dependent on events that have not yet occurred.
     Future cash obligations for interest expense have not been included in the above table because future floating rates of interest are not known. In 2005, our cash payments for interest were $722,000.
     We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2006 and 2007.

RESULTS OF OPERATIONS
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     Net income for the year ended December 31, 2005 is $11,277,000 versus $11,435,000 for the same period in 2004, a decrease of 1.4%. Diluted net income per common share decreased two cents or 1.7% to $1.14 in 2005 from $1.16 in 2004.
     Total revenues for the year ended December 31, 2005 decreased $419,000 or 2.1% to $19,772,000 from $20,191,000 for the year ended December 31, 2004. Revenues from rental income increased $104,000 or 0.6% when compared to the same period in 2004. Revenues from mortgage interest decreased $418,000 or 14.8% in 2005 as compared to the same period in 2004. Gain on sale of real estate decreased $105,000.
     The increase in rental income is due primarily to the recognition of $1,363,000 of percentage rent compared to $1,295,000 in the prior year and $36,000 of rent for additions to our property compared to -0- in the prior year. Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999. Rent for additions, which is due when the costs of certain construction additions are funded by the tenant, is .75% of the construction costs incurred for additions to one of our properties.
     The decrease in mortgage interest income is primarily the result of prepayments on mortgages receivable totaling $30,384,000 in February 2004. The gain on sale of real estate in 2004 was the result of receiving additional proceeds related to the sale of Indiana properties originally recorded in November, 2003.
     Total expenses for the year ended December 31, 2005 decreased $94,000 or 1.2% to $7,688,000 from $7,782,000 for the year ended December 31, 2004. Interest expense decreased $60,000 or 7.7% in 2005 as compared to the 2004 period. Depreciation of real estate decreased $94,000 or 1.6%. General and administrative costs increased $68,000 or 6.6%.
     Interest expense declined due primarily to principal pay downs of our debt. We prepaid $31,175,000 of our credit facility debt in the first quarter of 2004 and an additional $4,000,000 on our bank term loan in the fourth quarter of 2005. Furthermore, our bank term loan is amortizing by $425,000 per quarter.
     General and administrative expenses increased primarily due to increases in advisory fees, indemnification insurance, audit fees and expenses related to the cashless exercise of directors’ stock options in the current year. Prior year general and administrative expenses included the writeoff of $252,000 previously capitalized costs for a transaction that did not materialize.
     Non-operating income which is composed of net revenues from investment and interest income increased $113,000 or 24.8% for 2005 compared to 2004. The increase is due primarily to increased interest rates in investments compared to the prior year.
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
     Interest expense decreased due primarily to principal paydowns in the fourth quarter of 2003 ($22,000,000) and the first quarter of 2004 ($31,175,000) on the credit facility. In addition, interest expense decreased due to the decreased rate effective December 31, 2003 and May 14, 2004 on approximately $14,922,000 of debt.
FUNDS FROM OPERATIONS
     We have adopted the definition of Funds From Operations (“FFO”) prescribed by the National Association of Real Estate Investment Trusts (“NAREIT”) October 1999 White Paper as amended April 1, 2002. Accordingly, FFO is defined as net income applicable to common stockholders (computed in accordance with generally accepted accounting principles “GAAP”) excluding gains (or losses) from sales of property, plus depreciation of real property and after investments for unconsolidated entities in which a REIT holds an interest. FFO should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing or financing activities as a measure of liquidity. We view FFO as a measure of operating performance and believe that FFO is helpful in evaluating a real estate investment portfolio’s overall performance considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time.
     Our funds from operations for the twelve months ended December 31, 2005, on a diluted basis was $16,509,000, a decrease of $134,000 as compared to $16,643,000 for the same period in 2004. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.
     We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the real estate investment trust industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company’s FFO to that of other REITs. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

     The following table reconciles net income applicable to common stockholders to funds from operations applicable to common stockholders:
(in thousands, except share and per share amounts)

Year Ended December 31,	2005	2004	2003
Net income	$11,277	$11,435	$11,845
Adjustments:
Real estate depreciation	5,872	5,966	6,322
Gain on sale of real estate	—	(105)	(1,149)
Minority interest in NHR/OP, L.P.’s share of add back for real estate related depreciation and gain on sale of real estate	(640)	(653)	(581)

Funds from operations applicable to common stockholders	$16,509	$16,643	$16,437

Basic funds from operations per share	$1.68	$1.73	$1.72

Diluted funds from operations per share	$1.67	$1.69	$1.68

Weighted average shares:
Basic	9,853,490	9,594,852	9,575,546
Diluted	9,881,484	9,822,823	9,757,238
FUTURE RENTAL AND MORTGAGE INTEREST INCOME UNCERTAINTIES
     Our rental and mortgage interest income revenues are believed by management to be secure. However, the majority of the income of our lessees and borrowers is derived from the lessees’ participation in the Medicare and Medicaid programs. Adverse changes in these programs or the inability of our lessees and borrowers to participate in these programs would have a material adverse impact on the financial position, results of operations and cash flows of our lessees and borrowers and their resultant ability to service their obligations to us.
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

NEW ACCOUNTING PRONOUNCEMENTS
     In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHR July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to noncontrolling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR’s financial position and results of operations.
     In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance”. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company has adopted Statement 153 effective July 1, 2005. The future effect of Statement 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for Company beginning January 1, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.
IMPACT OF INFLATION
     During the past three years, inflation has not significantly affected our earnings because of relatively moderate inflation rates. Inflation may affect us in the future by changing the underlying value of our real estate or by impacting our cost of financing its operations.

     Our revenues are generated primarily from long-term investments with fixed rates of return. These investments are financed through a combination of equity, long-term borrowings, and, as needed, line of credit arrangements. During periods of rising interest rates, our ability to grow may be adversely affected because yields on new investments may increase more slowly than new borrowing costs. Certain of our leases offer some degree of inflation protection by requiring increases in rental income based upon increases in the revenues of the tenants.
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
     As of December 31, 2005, all of our long-term debt ($10,450,000) bears interest at floating interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $61,000 and a 10% reduction in interest rates would result in annual interest expense declining $61,000.
     We currently do not use any derivative instruments to hedge interest rate or other risks. We do not use derivative instruments for trading purposes. The future use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.
Equity Price Risk
     We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $584,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $584,000.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
National Health Realty, Inc.:
Murfreesboro, Tennessee
We have audited the accompanying consolidated balance sheets of National Health Realty, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Realty, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Health Realty, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 23, 2006, expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Memphis, Tennessee
January 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of National Health Realty, Inc.:
We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of National Health Realty, Inc. and Subsidiaries for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Health Realty, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
January 23, 2004

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2004
ASSETS
Real estate properties:
Land	$19,464	$19,464
Buildings and improvements	147,768	147,768

	167,232	167,232
Less accumulated depreciation	(52,178)	(46,306)

Real estate properties, net	115,054	120,926
Mortgage and other notes receivable	13,207	13,553
Interest and rent receivable	247	367
Cash and cash equivalents	8,169	8,384
Marketable securities	5,841	6,565
Other assets	237	237

Total Assets	$142,755	$150,032

LIABILITIES
Debt	$10,450	$16,150
Accounts payable and other accrued expenses	1,513	1,441
Accrued interest	52	53
Dividends payable	4,299	4,001
Distributions payable to minority interest partners	526	501
Minority interests in consolidated subsidiaries	13,525	13,888

Total Liabilities	30,365	36,034

Commitments, contingencies and guarantees

STOCKHOLDERS’ EQUITY
Cumulative convertible preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 9,939,463 and 9,699,108 shares, respectively, issued and outstanding	99	97
Capital in excess of par value of common stock	138,468	136,460
Cumulative net income	76,918	65,641
Cumulative dividends	(105,453)	(91,282)
Unrealized gains on marketable securities	2,358	3,082

Total Stockholders’ Equity	112,390	113,998

Total Liabilities and Stockholders’ Equity	$142,755	$150,032

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

Year Ended December 31,	2005	2004	2003
REVENUES:
Rental income	$17,359	$17,255	$17,088
Mortgage interest income	2,413	2,831	6,271
Gain on sale of real estate	—	105	1,149

	19,772	20,191	24,508

EXPENSES:
Interest	721	781	3,993
Depreciation of real estate	5,872	5,966	6,322
Amortization of loan costs	—	8	473
General and administrative	1,095	1,027	824

	7,688	7,782	11,612

INCOME BEFORE MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES AND NON-OPERATING INCOME	12,084	12,409	12,896

NON-OPERATING INCOME (investment and interest income)	569	456	447

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(1,376)	(1,430)	(1,498)

NET INCOME	$11,277	$11,435	$11,845

NET INCOME PER COMMON SHARE:
Basic	$1.14	$1.19	$1.24
Diluted	$1.14	$1.16	$1.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,853,490	9,594,852	9,575,546
Diluted	9,881,484	9,822,823	9,757,238
The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,277	$11,435	$11,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of real estate	5,872	5,966	6,322
Gain on sale of real estate	—	(105)	(1,149)
Amortization and write-off of loan costs	—	8	473
Minority interests in consolidated subsidiaries	1,376	1,430	1,498
Decrease in interest and rent receivable	120	36	56
(Increase) decrease in other assets	—	57	(199)
Increase in accounts payable and accrued liabilities	71	173	237

NET CASH PROVIDED BY OPERATING ACTIVITIES	18,716	19,000	19,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate properties	—	144	27
Increase in deposit on real estate properties sold	—	—	1,270
Collection and sale of mortgage notes receivable	346	31,042	24,707
Distribution from unconsolidated investment	—	67	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	346	31,253	26,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	17,000	14,922
Payments on debt	(5,700)	(48,670)	(46,590)
Dividends paid to stockholders	(13,873)	(14,293)	(12,730)
Distributions paid to minority partners	(1,714)	(1,813)	(1,615)
Proceeds from stock option exercises	2,010	925	212

NET CASH USED IN FINANCING ACTIVITIES	(19,277)	(46,851)	(45,801)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215)	3,402	(714)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,384	4,982	5,696

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,169	$8,384	$4,982

SUPPLEMENTAL INFORMATION:
Cash payments for interest expense	$722	$738	$3,993

During 2003, NHR recognized the sale of property in exchange for a mortgage note receivable:
Mortgage notes receivable	—	—	3,740
Deposit on real estate sold	—	—	3,092
Accumulated depreciation	—	—	986
Land	—	—	(700)
Building and improvements	—	—	(5,969)
Gain on sale of real estate	—	—	(1,149)

	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)

								Unrealized
	Cumulative Convertible				Capital in			Gains on	Total Stock-
	Preferred Stock		Common stock		Excess of	Cumulative	Cumulative	Marketable	holders’
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
BALANCE AT 12/31/02	—	$—	9,570,323	$96	$135,324	$42,361	$(63,440)	$135	$114,476

Net income	—	—	—	—	—	11,845	—	—	11,845
Unrealized gains on marketable securities	—	—	—	—	—	—	—	1,980	1,980

Total comprehensive income									13,825

Exercise of stock options	—	—	20,265	—	212	—	—	—	212
Dividends to common share-holders ($1.49 per share)	—	—	—	—	—	—	(14,271)	—	(14,271)

BALANCE AT 12/31/03	—	—	9,590,588	96	135,536	54,206	(77,711)	2,115	114,242

Net income	—	—	—	—	—	11,435	—	—	11,435
Unrealized gains on marketable securities	—	—	—	—	—	—	—	967	967

Total comprehensive income									12,402

Exercise of stock options	—	—	108,520	1	924	—	—	—	925
Dividends to common share-holders ($1.41 per share)	—	—	—	—	—	—	(13,571)	—	(13,571)

BALANCE AT 12/31/04	—	—	9,699,108	97	136,460	65,641	(91,282)	3,082	113,998

Net income	—	—	—	—	—	11,277	—	—	11,277
Unrealized gains on marketable securities	—	—	—	—	—	—	—	(724)	(724)

Total comprehensive income									10,553

Exercise of stock options	—	—	240,355	2	2,008	—	—	—	2,010
Dividends to common share-holders ($1.43 per share)	—	—	—	—	—	—	(14,171)	—	(14,171)

BALANCE AT 12/31/05	—	—	9,939,463	$99	$138,468	$76,918	$(105,453)	$2,358	$112,390

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
NOTE 1. ORGANIZATION
     National Health Realty, Inc. (NHR) is a Maryland real estate investment trust (REIT) that was incorporated on September 26, 1997. NHR/OP, L.P. is a Delaware limited partnership that is the operating entity of NHR. NHR owns an 88% limited partnership interest and, through a qualified REIT subsidiary, a 1% general partnership interest in NHR/OP, L.P. NHR and NHR/OP, L.P. are collectively referred to herein as “NHR”.
     The majority of our revenue is derived from interest income on secured mortgage loans and from rent generated on leased properties involved in the long-term care industry.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The consolidated financial statements include the accounts of NHR and its majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Real Estate Properties - We record properties at cost. Real property transferred from National HealthCare Corporation (NHC) was recorded at NHC’s net book value at the date of transfer. We use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives as follows:

Buildings	40 Years
Improvements	5 Years to 25 Years
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we evaluate the recoverability of the carrying values of our properties on a property by property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying value of the property exceeds the fair value of the property.
     Mortgage and Other Notes Receivable — In accordance with Statement of Financial Accountant Standards No. 114, “Accounting by Creditors for Impairment of a Loan — An Amendment of FASB Statements No. 5 and 15” (SFAS 114), NHR evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis. On a quarterly basis, NHR reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of principal and interest payments, significant deteriorations of the financial condition of the borrower, significant adverse changes in the long-term care industry and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable. If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
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
     The primary difference between the tax basis and the reported amounts of our assets and liabilities is a higher tax basis than book basis (by approximately $25,853,000) in our real estate properties.
     Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets and differences in the estimated useful lives used to compute depreciation expense.
     Federal Excise Taxes — We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of our ordinary taxable income plus 95% of any capital gain income for the calendar year exceeds our cash distributions to shareholders during the calendar year, as defined. We have made no provision for excise tax in the consolidated financial statements because we believe no tax is due.
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
     Marketable Securities — NHR’s investments in marketable securities include available for sale securities. Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115).
     NHR evaluates its marketable securities for other-than-temporary impairments consistent with the provisions of SFAS 115.
     Deferred Costs - Costs incurred to acquire financings are amortized by the interest method over the term of the related debt.
     Rental Income — We recognize rental income based on the terms of our operating leases. Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year or base quarter. We recognize contingent rent annually or quarterly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured. We identify leased real estate properties as nonperforming if a required payment is

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
not received within 30 days of the date it is due. Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.
     Mortgage Interest Income — We recognize mortgage interest income based on the interest rates and principal amounts outstanding of the mortgage notes receivable. We identify loans as nonperforming if a required payment is not received within 30 days of the date it is due. Our policy related to mortgage interest income on nonperforming mortgage loans is to recognize mortgage interest income in the period when the income is received.
     Stock-Based Compensation - We account for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123). As a result, no compensation cost has been recognized in the consolidated statements of income for our stock option plan. See Note 10 for additional disclosures about our stock option plan.
     Based on the number of options granted and the historical and expected future trends of factors affecting valuation of those options, management believes that the additional compensation cost, as calculated in accordance with SFAS 123, has no material effect on the Company’s net income or earnings per share in 2005, 2004 and 2003. Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards in 2005, 2004 and 2003, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

	2005	2004	2003
	(dollars in thousands, except per
	share amounts)
Net income — as reported	$11,277	$11,435	$11,845
Less compensation cost that would be recognized under fair value method	69	54	51

Net income — pro forma	$11,208	$11,381	$11,794

Net earnings per share — as reported
Basic	$1.14	$1.19	$1.24
Diluted	$1.14	$1.16	$1.21

Net earnings per share — pro forma
Basic	$1.14	$1.19	$1.23
Diluted	$1.13	$1.16	$1.21
     Comprehensive Income - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements. We report our comprehensive income in the consolidated statements of stockholders’ equity.
     New Accounting Pronouncements - In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
of the issuer and have characteristics of both liabilities and equity. SFAS 150 is generally effective for NHR July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to noncontrolling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR’s financial position and results of operations.
     In December 2004, the FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29 (“Statement 153”). Statement 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions, that was issued in 1973. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have “commercial substance”. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company has adopted Statement 153 effective July 1, 2005. The future effect of Statement 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of Statement 153 to have a significant impact on its financial statements.
     In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective for the Company beginning January 1, 2006. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.
     In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this pronouncement to have a significant impact on the Company’s financial statements.
NOTE 3. RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION
     Transfer of Assets — On December 31, 1997, we issued 8,237,423 shares of NHR common stock and 1,310,194 units of NHR/OP, L.P. to NHC in exchange for certain assets including mortgage notes receivable (book value of $94,439,000) and the real property of 16 long-term care centers, six assisted living facilities and one independent living

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000). NHC simultaneously distributed the common stock of NHR and NHR/OP, L.P. units to the NHC unitholders.
     Leases — Concurrent with NHC’s conveyance of the real property to NHR, NHR leased to NHC each of the facilities for an initial term expiring December 31, 2007. On August 1, 2005, NHC elected to exercise its option to extend the term of its leases of properties from us for two additional five year terms until December 31, 2017. The leases were also amended to grant NHC an option to renew the leases at fair market value for a second extended term of ten years until December 31, 2027, assuming no defaults.
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
     During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities. In addition to base rent, in each quarter of each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later quarter exceed the gross revenues of such health care facility in the applicable quarter of 1999. During 2005, 2004 and 2003, we recognized $1,363,000, $1,295,000, and $1,128,000 of percentage rent from NHC. Each lease with NHR is a “triple net lease” under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities. NHC is obligated at its expense to maintain adequate insurance on the facilities’ assets. Total rental income from NHC (including the nine Florida healthcare facilities referred to below) was $17,359,000, $17,255,000, and $17,088,000 during 2005, 2004, and 2003, respectively. Rent derived from the nine Florida facilities totaled approximately $6,178,000 in 2005 and $6,069,000 in 2004 and 2003.
     On October 1, 2000, NHC terminated its individual leases on nine Florida long term care facilities. However, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR on the nine Florida long term care facilities. Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which are owned or operated by NHC. In 2005, the leases were extended through December 31, 2010. Lease payments to NHR from the new lessees offset NHC’s lease obligations pursuant to the master operating lease. Since October 1, 2000, the nine separate limited liability corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine properties.
     NHC has a right of first refusal with us to purchase any of the properties transferred from NHC should we receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.
     At December 31, 2005, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases are as described in the following table. Base rent on the nine Florida healthcare facilities of $6,505,000 per year is included because NHC guarantees the lease payments through 2017.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

2006	$15,960,000
2007	15,960,000
2008	15,960,000
2009	15,960,000
2010	15,960,000
Thereafter	111,720,000
     The leases have also been amended to provide that if NHC pays for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by NHC for the construction of the addition. Total expansion rent income from NHC totaled $36,000 in 2005. Revenues produced within the addition shall be excluded from any percentage rent calculation. At such time as NHC is no longer a tenant by virtue of lease terminations then NHR shall reimburse to NHC the fair market value of the bed additions constructed by NHC. The fair market value shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years. NHC has submitted a listing of five NHR owned properties which are to be expanded by NHC for which the construction cost is expected to total approximately $26,225,000. At December 31, 2005, NHC has reported to us that expansion is completed at one center ($4,000,000) and is underway at two centers (expected cost $10,700,000; incurred $2,243,000).
     Advisory Agreement — We have entered into an Advisory Agreement with NHC whereby services related to investment activities and day-to-day management and operations are provided to us by a subsidiary of NHC as Advisor. The Advisor is subject to the supervision of and policies established by our Board of Directors. The original term of the Advisory Agreement expired December 31, 2003. The contract currently is renewable from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time.
     On August 1, 2005, concurrent with the lease extensions described above, the Advisory Agreement was revised to provide that beginning for the year 2005 for its services under the Advisory Agreement, NHC is entitled to annual compensation equal to the greater of (1) 2.5% of our gross consolidated revenues or (2) $500,000. It was also clarified that we (and not NHC) are to bear all of our own corporate costs.
     Prior to the August 1, 2005 revision, the Advisory Agreement had provided that for its services under the Advisory Agreement, NHC was entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by NHC. During 2005, 2004, and 2003, our compensation to NHC under the Advisory Agreement was $508,000, $411,000, and $476,000, respectively.
     Prior to November 1, 2004 the NHR Advisory Agreement provided that we could not, without the prior approval of NHI, be actively or passively engaged in the pursuit of additional investment opportunities. Because NHC is no longer the advisor to NHI, the restriction on NHR’s investment activities has been removed.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
NOTE 4. REAL ESTATE PROPERTIES
     The following table summarizes our real estate properties by type of facility and by state as of December 31, 2005 and 2004:
December 31, 2005

	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$5,735	$40,820	$15,828
Missouri	1	123	3,728	1,504
South Carolina	7	6,145	36,215	14,507
Tennessee	2	874	11,474	3,295

Total Long-Term Care Centers	16	12,877	92,237	35,134

Assisted Living Facilities:
Alabama	1	268	5,468	2,301
Florida	3	3,414	21,698	8,178
Tennessee	2	886	13,434	3,857

Total Assisted Living Facilities	6	4,568	40,600	14,336

Independent Living Centers:
Tennessee	1	2,019	14,931	2,708

Total Independent Living Centers	1	2,019	14,931	2,708

Total	23	$19,464	$147,768	$52,178

December 31, 2004

	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$5,735	$40,820	$14,057
Missouri	1	123	3,728	1,334
South Carolina	7	6,145	36,215	13,065
Tennessee	2	874	11,474	2,904

Total Long-Term Care Centers	16	12,877	92,237	31,360

Assisted Living Facilities:
Alabama	1	268	5,468	2,035
Florida	3	3,414	21,698	7,191
Tennessee	2	886	13,434	3,394

Total Assisted Living Facilities	6	4,568	40,600	12,620

Independent Living Centers:
Tennessee	1	2,019	14,931	2,326

Total Independent Living Centers	1	2,019	14,931	2,326

Total	23	$19,464	$147,768	$46,306

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
Indiana Long-Term Care Centers
     During 2000, we leased three Indiana long-term care centers to Health Services Management of Indiana, LLC (HSMI) under a master lease. The lease was for an initial 12-month term with renewal options at HSMI’s option. We accounted for the lease as an operating lease. The lease also provided HSMI with an option to purchase the facilities.
     Effective January 1, 2001, we sold all of the real estate and equipment of the three long-term health care centers under lease to HSMI. Consideration for the sale and assumption of the $1,630,000 first mortgage and the properties was in the form of new mortgage notes in the total amount of $12,029,000. As the result of our financing 100% of the sale through October 31, 2003, we accounted for this transaction under the deposit method in accordance with the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (SFAS 66). Consistent with the deposit method, we did not initially record the sale of the assets and continued to record depreciation expense each period. Cash received from the buyer (which totaled $3,092,000 as of October 31, 2003) was reported as a deposit on real estate properties sold until the down payment and continuing investment criteria of SFAS 66 were met.
     During 2002, we concluded that based on certain 2002 events and our resulting SFAS 144 impairment analyses, these real estate properties required write-downs in the net book value of $4,288,000. Write-downs of $1,000,000 and $3,288,000 were recorded during the first and fourth quarters of 2002, respectively.
     Effective November 1, 2003, the initial and continuing investment criteria for SFAS 66 were met. Therefore, the sale of the real estate properties was recognized, resulting in a gain on the sale of real estate of approximately $1,149,000. In 2004 we received additional sale proceeds of approximately $105,000 resulting in a gain on the sale of real estate of approximately $105,000. The sale of the assets resulted in recording a mortgage note receivable of approximately $3,875,000.
     The mortgage notes scheduled to mature on December 31, 2005 were extended until March 31, 2007. At December 31, 2005, all required payments under the mortgage notes receivable are current.

NATIONAL HEALTH REALTY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
     NOTE 5. MORTGAGE AND OTHER NOTES RECEIVABLE
     The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2005 and 2004:

Final			Original
Payment		Interest Rate	Face Amount	Principal Amount at
Date	Payment Terms for 2005	at 12/31/05	of Mortgage	12/31/05	12/31/04
				(in thousands)
2016	Monthly payments of $43,318, which includes interest at the prime rate plus 2%	9.25%	$5,500	$4,547	$4,689

2014	Monthly payments of $38,250, which includes interest at 8.5%	8.50%	5,100	4,236	4,332

2016	Monthly payments of $7,845, which includes interest at the prime rate plus 2%	9.25%	850	516	566

2014	Monthly payments of $5,396, which includes interest at 9.0%	9.00%	600	34	92

2007	Monthly payments of $72,800, which includes interest at 10.5% plus balance due March 31, 2007	10.50%	6,054	2,088	2,088

2007	Monthly payments of $10,400, which includes interest at 10.5% plus balance due March 31, 2007	10.50%	1,886	434	434

2007	Monthly payments of $46,800, which includes interest at 10.5% plus balance due March 31, 2007	10.50%	4,106	1,352	1,352

	Weighted Average Interest and Total	9.38%	$24,096	$13,207	$13,553

     Our 10.5% mortgage notes receivable scheduled to mature on December 31, 2005 have been extended on the same terms until March 31, 2007.
Florida Convalescent Centers, Inc. Notes Receivable Prepayments
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

NATIONAL HEALTH REALTY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
NOTE 6. INVESTMENT IN MARKETABLE SECURITIES
     On September 17, 2002, we purchased 225,000 shares of NHI common stock for approximately $3,483,000. At December 31, 2005, the fair value of the shares is $5,841,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with SFAS No. 115. We recognized $405,000, and $416,000 of dividend income on our investments in NHI common stock during 2005 and 2004, respectively.
NOTE 7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
     To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, we calculate the fair value of financial instruments using discounted cash flow techniques. At December 31, 2005 and 2004, there were no material differences between the carrying amounts and fair values of our financial instruments.
NOTE 8. DEBT
     Debt consists of the following:

	Weighted Average	Final	Principal Amount
(dollar amounts in thousands)	Interest Rate	Maturities	2005	2004
Term loan, principal and interest	Variable
payable quarterly	5.8%	2007	$10,450	$16,150

     The aggregate principal maturities of all debt for the five years subsequent to December 31, 2005 are as follows:

2006	$1,700,000
2007	8,750,000
Thereafter	—
     In February 2004, we repaid our bank term loan (approximately $31,175,000). Proceeds from the prepayment of the FCC notes receivable and cash on hand were used to repay the term.
     In May 2004, we borrowed $17,000,000 ($10,450,000 outstanding at December 31, 2005) under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% (5.8% at December 31, 2005) and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The new term note payable requires monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due. On November 18, 2005, we prepaid $4,000,000 of our bank term loan payable.
     Our loan agreements require maintenance of specified operating ratios and stockholders’ equity by NHR. As of December 31, 2005, we have met all such covenants.

NATIONAL HEALTH REALTY, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
NOTE 9. COMMITMENTS, CONTINGENCIES AND GUARANTEES
     As discussed in Note 3, at such time as our lease with NHC is terminated for any reason, we are committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us. Our lease with NHC currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value.
     The fair market value of any additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees, at NHR’s request, to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years. Additions at five centers costing approximately $26,225,000 are currently planned. At December 31, 2005, expansion construction is completed at one center (cost $4,000,000) and is underway at two centers (expected total cost of $10,700,000, $2,243,000 incurred). Construction is expected to begin in 2006 at two additional centers (expected cost, $11,025,000). The cost of this potential commitment, if any, cannot be determined at this time.
     At December 31, 1997, in order to protect our REIT status, certain NHC unitholders received limited partnership units of NHR/OP, L.P. rather than shares of common stock of NHR. As a result of certain unitholders’ involuntary acceptance of NHR/OP, L.P. partnership units to benefit all other unitholders, we have indemnified those certain unitholders for any tax consequence resulting from any involuntary conversion of NHR/OP, L.P. partnership units into shares of NHR common stock. The indemnification expires at such time as the NHR/OP, L.P. unitholders are in a position to voluntarily convert their partnership units into NHR common stock on a tax free basis without violating applicable REIT requirements.
     We believe that we have operated our business so as to quality as a REIT under Sections 856 through 860 of the Internal Code of 1986, as amended (the “Code”) and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times. If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that typically applies to corporate dividends. Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.
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

NATIONAL HEALTH REALITY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2002	422,000	$8.71
Options granted	15,000	14.80
Options exercised	(25,000)	11.67

Outstanding December 31, 2003	412,000	8.75
Options granted	20,000	16.50
Options exercised	(108,520)	8.52
Options forfeited	(20,000)	11.42

Outstanding December 31, 2004	303,480	9.17
Options granted	30,000	19.25
Options exercised	(244,480)	6.11
Options forfeited	(29,000)	8.38

Outstanding December 31, 2005	60,000	$17.29

Options exercisable	60,000	$17.29

     At December 31, 2005, 60,000 options outstanding are exercisable. Exercise prices on the options range from $10.74 to $19.25. The weighted average contractual life of options outstanding at December 31, 2005 is 3.35 years. We have reserved 1,066,802 shares of common stock for issuance under the stock option plan. At December 31, 2005, 1,032,927 shares of common stock may be issued under the stock option plan. Compensation cost for stock-based employee compensation awards is insignificant for the periods presented.
     The weighted average fair value per share of options granted was $1.99 per share, $2.06 per share and $2.54 per share for 2005, 2004 and 2003, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options’ vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003:

Grant Date	5/03/05	4/20/04	4/24/03
Dividend yield	7.79%	9.03%	8.99%
Expected volatility	24.4%	32.9%	42.0%
Expected lives	5 years	5 years	5 years
Risk-free interest rate	3.81%	3.58%	3.00%
NOTE 11. EARNINGS PER SHARE
     We have calculated earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (as Amended), “Earnings per Share” (SFAS 128). Basic earnings per share is based on net income as reported in the consolidated statements of income and the weighted average number of common shares outstanding during the year.
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
NOTE 13. COMMON STOCK DIVIDENDS (Unaudited)
     Actual dividend payments to our common stockholders are characterized in the following manner for tax purposes in 2005:

Dividend	Taxable as	Non-Taxable
Payment Date	Ordinary Income	Return of Capital	Totals
April 15, 2005	$.2880	$.0445	$.3325
July 15, 2005	.2880	.0445	.3325
October 14, 2005	.2880	.0445	.3325
January 13, 2006	.3880	.0445	.4325

	$1.2520	$.1780	$1.4300

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA
(Unaudited, in thousands, except per share amount)
     The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005

Net Revenues	$4,900	$4,938	$4,948	$4,986
Non-Operating Income	123	138	156	152
Net Income	2,783	2,828	2,805	2,861
Basic Earnings Per Share	.29	.29	.28	.29
Diluted Earnings Per Share	.28	.29	.28	.29

2004

Net Revenues	$5,410	$4,886	$4,892	$5,003
Non-Operating Income	102	103	106	145
Net Income	3,104	2,570	2,825	2,936
Basic Earnings Per Share	.32	.27	.29	.31
Diluted Earnings Per Share	.32	.26	.29	.30
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None

Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures — Based on their evaluation as of December 31, 2005, the president and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.
     Management’s Report on Internal Control Over Financial Reporting — We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Board of Directors and Stockholders
National Health Realty, Inc.
Murfreesboro, Tennessee
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited management’s assessment, included in the accompanying Management’s Control Over Financial Reporting, that National Health Realty, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Health Realty, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that National Health Realty, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National Health Realty, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Realty, Inc. and Subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended and our report dated January 23, 2006 expressed an unqualified opinion.
/s/ BDO Seidman, LLP
Memphis, Tennessee
January 23, 2006

     Changes in Internal Controls - There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
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
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of Registrant
     The information in our definitive 2006 proxy statement set forth under the caption Directors and Executive Officers of Registrant is hereby incorporated by reference.
Item 11. Executive Compensation
     The information in our definitive 2006 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information in our definitive 2006 proxy statement set forth under the caption Compensation of Directors and Executive Officers, Equity Compensation Plan Information, and Certain Transactions is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions
     The information in our definitive 2006 proxy statement set forth under the caption Certain Relationships and Related Transactions is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information in our definitive 2006 proxy statement set forth under the caption Committee Reports is hereby incorporated by reference.

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

(3) Exhibits:

Reference is made to the Exhibit Index of this Form 10-K Annual Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.

BY:	/s/ Robert G. Adams

Robert G. Adams
President
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Andrew Adams	Chairman	March 6, 2006

W. Andrew Adams

/s/ Donald K. Daniel	Sr. Vice President & Controller	March 6, 2006

Donald K. Daniel	Principal Accounting Officer
(Principal Financial Officer)

/s/ James Paul Abernathy	Director	March 6, 2006

James Paul Abernathy

/s/ Ernest G. Burgess, III	Director	March 6, 2006

Ernest G. Burgess, III

/s/ Joel H. Jobe	Director	March 6, 2006

Joel H. Jobe

/s/ Joseph M. Swanson	Director	March 6, 2006

Joseph M. Swanson

/s/ Richard F. LaRoche, Jr.	Director	March 6, 2006

Richard F. LaRoche, Jr.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan of Restructure (incorporated by reference to Exhibit 2.1 to the Registrant’s registration statement No. 333-37173 on Form S-4).

2.2	Agreement of Merger (incorporated by reference to Exhibit 2.2 to the Registrant’s registration statement No. 333-37173 on Form S-4).

3.1	Articles of Incorporation of National Health Realty, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement No. 333- 37173 on Form S-4).

3.2	Bylaws of National Health Realty, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement No. 333-37173 on Form S-4).

3.3	Limited Partnership Agreement of NHR/OP, L.P.(incorporated by reference to Exhibit 3.3 to the Registrant’s registration statement No. 333-37173 on Form S-4).

10.1	Master Agreement of Lease effective as of January 1, 1998 by and among National Health Realty, Inc., NHR/OP, L.P. and National HealthCare Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement No. 333-37173 on Form S-4).

10.2	Amendment No. 1 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation dated January 1, 2000.

10.3	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation dated October 1, 2000

10.4	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and National HealthCare Corporation dated August 1, 2005.

10.5	Advisory, Administrative Services and Facilities Agreement effective as of January 1, 1998 between National Health Realty, Inc., NHR/OP, L.P. and National HealthCare Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s registration statement No. 333-37173 on Form S-4)

10.6	Restated Advisory, Administrative Services and Facilities Agreement between National Health Realty, Inc. and Tennessee HealthCare Advisors, LLC dated August 1, 2005

10.7	Form of National Health Realty, Inc. 1997 Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3.2 to the Registrant’s registration statement No. 333-37173 on Form S-4)

10.8	2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan (incorporated by reference from the Company’s 2005 Proxy Statement)

13	Financial Statement Schedules

21	Subsidiaries of the Registrant

Exhibit No.	Description
23.1	Consent of BDO Seidman, LLP

23.2	Consent of Ernst & Young LLP

31.1	Section 302 CEO/CFO Certification

31.2	Section 302 CEO/CFO Certification

32	Section 906 CEO/CFO Certification