Form 10-Q
period 2006-03-31
NATIONAL HEALTH REALTY INC
filed 2006-05-01
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer	Accelerated filer x	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b-2 of the Exchange
Act). Yes No x

9,939,463 shares of common stock were outstanding as of April 25, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(53,601)	(52,178)
Real estate properties, net	113,631	115,054

Mortgage and other notes receivable	13,009	13,207
Interest and rent receivable	38	247
Cash and cash equivalents	8,240	8,169
Marketable securities	5,715	5,841
Other assets	233	237
Total Assets	$140,866	$142,755

LIABILITIES
Debt	$ 10,025	$ 10,450
Accounts payable and other accrued expenses	1,522	1,513
Accrued interest	49	52
Dividends payable	3,305	4,299
Distributions payable to minority interest partners	404	526
Minority interest in consolidated subsidiaries	13,500	13,525
Total Liabilities	28,805	30,365

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.01 par value;
75,000,000 shares authorized; 9,939,463
shares, issued and outstanding	99	99
Capital in excess of par value of common stock	138,468	138,468
Cumulative net income	80,021	76,918
Cumulative dividends	(108,759)	(105,453)
Unrealized gains on marketable securities	2,232	2,358
Total Stockholders' Equity	112,061	112,390
Total Liabilities and Stockholders' Equity	$140,866	$142,755

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2005 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31
	2006	2005
	(in thousands, except
	share amounts)
REVENUES:
Rental income	$ 4,628	$ 4,307
Mortgage interest income	535	593
	5,163	4,900
EXPENSES:
Interest	149	164
Depreciation of real estate	1,423	1,468
General and administrative	235	266
	1,807	1,898

INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES AND NON-OPERATING INCOME	3,356	3,002

NON-OPERATING INCOME (investment and interest income)	125	123

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	(378)	(342)

NET INCOME	$ 3,103	$ 2,783

NET INCOME PER COMMON SHARE:
Basic	$ .31	$ .29
Diluted	$ .31	$ .28

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,939,463	9,712,655
Diluted	9,946,538	9,774,491

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,103	$ 2,783
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of unconsolidated investment	81	--
Depreciation of real estate	1,423	1,468
Minority interest in consolidated subsidiaries	378	342
Decrease in interest and rent receivable	209	214
Increase in other assets	(77)	(94)
Increase (decrease) in accounts payable and accrued liabilities	6	(52)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,123	4,661

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	198	96
NET CASH PROVIDED BY INVESTING ACTIVITIES	198	96

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(425)	(425)
Dividends paid to stockholders	(4,299)	(4,001)
Distributions paid to minority interest partners	(526)	(501)
Issuance of common shares	--	1,425
NET CASH USED IN FINANCING ACTIVITIES	(5,250)	(3,502)

INCREASE IN CASH AND CASH EQUIVALENTS	71	1,255
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,169	8,384
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 8,240	$ 9,639

Supplemental Information:
Cash payments for interest expense	$ 152	$ 164
In February 2006, our term note in the amount of $10,450 was assigned to National Health Investors, Inc.

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(dollars in thousands)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/04	--	$ --	9,699,108	$ 97	$136,460	$ 65,641	$ (91,282)	$ 3,082	$113,998
Net income	--	--	--	--	--	2,783	--	--	2,783
Unrealized losses on marketable
securities	--	--	--	--	--	--	--	(720)	(720)
Total comprehensive income									2,063
Shares sold	--	--	169,295	2	1,423	--	--	--	1,425
Dividends to common share-
holders ($.3325 per share)	--	--	--	--	--	--	(3,281)	--	(3,281)

BALANCE AT 3/31/05 (Unaudited)	--	$ --	9,868,403	$ 99	$137,883	$ 68,424	$ (94,563)	$ 2,362	$114,205

BALANCE AT 12/31/05	--	$ --	9,939,463	$ 99	$138,468	$ 76,918	$(105,453)	$ 2,358	$112,390
Net income	--	--	--	--	--	3,103	--	--	3,103
Unrealized losses on market-
able securities	--	--	--	--	--	--	--	(126)	(126)
Total comprehensive income									2,977
Dividends to common share-
holders ($.3325 per share)	--	--	--	--	--	--	(3,306)	--	(3,306)

BALANCE AT 3/31/06 (Unaudited)	--	$ --	9,939,463	$ 99	$138,468	$ 80,021	$(108,759)	$ 2,232	$112,061

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or "the Company") and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2005, financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, changes in interest rates, rents, operations and the timing of debt and equity financings.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the reporting period.

Diluted earnings per share assumes the exercise of stock options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares and common equivalent shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2006	2005
BASIC:
Weighted average common shares	9,939,463	9,712,655

Net income available to common stockholders	$3,103,000	$ 2,783,000

Net income per common share	$ .31	$ .29

DILUTED:
Weighted average common shares	9,939,463	9,712,655
Stock options	7,075	61,836
Adjusted weighted-average common shares outstanding	9,946,538	9,774,491

Net income available to common stockholders	$3,103,000	$ 2,783,000

Net income per common share	$ .31	$ .28

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES

At such time as our lease with NHC is terminated for any reason, we are contractually committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us. Our lease with NHC currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value.

The fair market value of the building additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees, at NHR's request, to finance NHR's purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years. Additions at five centers costing approximately $26,225,000 are currently planned. At March 31, 2006, expansion construction is completed at one center (cost $4,000,000) and is underway at the remaining four centers (expected total cost of $21,725,000, $5,152,000 incurred). The cost of this potential commitment, if any, cannot be determined at this time.

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

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

Final		Interest Rate	Principal Amount
Payment Date	Payment Terms	at 3/31/06	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	9.75%	$ 4,523

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,170

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	9.75%	504

2014	Monthly payments of $5,396, which includes
	interest at 9.0%	9.00%	13

2007	Monthly payments of $72,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	2,067

2007	Monthly payments of $10,400, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	432

2007	Monthly payments of $46,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	1,300

	Weighted Average Interest and Total	9.57%	$13,009

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At March 31, 2006, the fair value of the shares is $5,715,000. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with SFAS No. 115.

NOTE 6. STOCK OPTION PLAN

Our stockholders have approved the 1997 Stock Option and Appreciation Rights Plan and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan under which options to purchase shares of our common stock are available for grant to our consultants, advisors, directors and employees at a price no less than the market value of the stock on the date the option is granted. The vesting period and term of the options are six years. The following table summarizes option activity:

		Weighted
	Number	Average
	of Shares	Exercise Price
Outstanding December 31, 2003	412,000	$ 8.75
Options granted	20,000	16.50
Options exercised	(108,520)	8.52
Options forfeited	(20,000)	11.42
Outstanding December 31, 2004	303,480	9.17
Options granted	30,000	19.25
Options exercised	(244,480)	6.11
Options forfeited	(29,000)	8.38
Outstanding December 31, 2005	60,000	17.29
Outstanding March 31, 2006	60,000	17.29

Options exercisable March 31, 2006	60,000	$17.29

At March 31, 2006, options to purchase 60,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $10.74 to $19.25 per share. The weighted average remaining contractual life of options outstanding at March 31, 2006 is 3.08 years. At March 31, 2006, options to purchase 1,032,927 additional shares of common stock may be issued under the stock option plans. We have reserved 1,066,802 shares of common stock for issuance under the stock option plan.

The weighted average fair value per share of options granted was $-0- per share and $1.99 per share for 2006 and 2005, respectively. For purposes of pro forma disclosures of net income and earnings per share as required by SFAS 123, as amended, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005:

Grant Date	5/03/05
Dividend yield	7.79%
Expected volatility	24.4%
Expected lives	5 years
Risk-free interest rate	3.81%

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions, including employee stock purchase plans under certain conditions, but does not change the accounting guidance for share-based payment transactions with parties other than employees. This statement requires all share-based payment to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement became effective for the Company beginning January 1, 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

* A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

* A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company had adopted SFAS No. 123R using the modified prospective method.

Had compensation cost for our stock option plans been determined based on the fair value at the grant date of awards for the three months ended March 31, 2005, consistent with the provisions of SFAS 123, our net income and earnings per share would have been as follows:

Three
Months
Ended
3/31/05
(dollars in thousands, except per share amounts)
Net income - as reported	$2,783
Net income - pro forma	2,780

Net earnings per share - as reported
Basic	$ .29
Diluted	$ .28

Net earnings per share - pro forma
Basic	$ .29
Diluted	$ .28

NOTE 7. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable required monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 were required until maturity (May 14, 2007) at which time the entire outstanding principal balance shall be due.

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended. The assigned loan as amended requires monthly interest payments to NHI at the interest rate of 30 days LIBOR plus 1.00%. The unpaid principal ($10,025,000 at March 31, 2006) is due to NHI at maturity (January 2, 2008).

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 was generally effective for NHR beginning July 1, 2003. As originally issued, SFAS 150 would have required NHR to measure the minority interests in NHR/OP, L.P. on the consolidated balance sheet at estimated fair value at the balance sheet date, with a charge or credit to income (specifically, interest expense) for the change in carrying value during the period. In November 2003, the FASB deferred for an indefinite period the application of the classification and measurement guidance in SFAS 150 to noncontrolling interests in limited-life subsidiaries (such as NHR/OP, L.P.). Measurement of the minority interests in NHR/OP, L.P. at estimated fair value at each balance sheet date, if and when required, would result in significant volatility in NHR's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The provisions of SFAS No. 123(R) have been adopted by us effective January 1, 2006. Adoption of this pronouncement has not had a significant impact on the Company's financial statements.

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". We have adopted the new standard effective for accounting changes and correction of errors made in fiscal years beginning January 1, 2006. Adoption of this pronouncement has not had a significant impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own seven first and second mortgage promissory notes with principal balances totaling $13,009,000 (the Notes) at March 31, 2006 and secured by the real property of health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

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

Valuations of and Impairments to Our Investments

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management. We monitor the liquidity and credit worthiness of our tenants and borrowers on an ongoing basis. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Recognition of an impairment is based upon estimated undiscounted future cash flows from a property compared to the carrying value of the property. For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

CAPITAL RESOURCES AND LIQUIDITY

Term Note Payable

In May 2004, we borrowed $17,000,000 under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable required monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due.

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00%. The unpaid principal ($10,025,000 at March 31, 2006) is due at maturity (January 2, 2008).

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2006 are as follows:

		Less than	2-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt - principal	$10,025	$ --	$10,025	$ --	$ --
Long-term debt - interest	1,130	565	565	--	--
Advisory Agreement	500	500	--	--	--
Total Contractual Cash Obligations	$10,525	$500	$10,025	$ --	$ --

Our potential commitment of up to $26,225,000 to purchase bed additions constructed by NHC on our properties haze been excluded from the above table. Amounts are not estimable and are dependent on events that have not yet occurred.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2006 and 2007.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2006, in the amount of $5,123,000 compared to $4,661,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period decrease is due primarily to reduced mortgage interest income offset in part by reduced interest expense.

Cash flows provided by investing activities totaled $198,000 during the three months ended March 31, 2006, compared to $96,000 in the prior period. Collection of mortgage notes receivable provided $198,000 of cash flow in the current period compared to $96,000 in the same period last year.

Cash flows used in financing activities totaled $5,250,000 ($3,502,000 last year) and included payments on long-term debt of $425,000 ($425,000 last year), payments for dividends to stockholders of $4,299,000 ($4,001,000 last year), and payments for cash distributions to minority interest partners of $526,000 ($501,000 last year) offset in part by $-0- proceeds from issuance of common shares in the current year ($1,425,000 last year).

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

Debt to Equity Ratio

At March 31, 2006, our debt as a percentage of total liabilities and capital was 7.1%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity is expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2006 and into 2007.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net income for the three months ended March 31, 2006, is $3,103,000 versus $2,783,000 for the same period in 2005, an increase of 11.5%. Diluted earnings per common share is 31 cents in the 2006 period, compared to 28 cents in the 2005 period.

Total revenues for the three months ended March 31, 2006, increased $263,000 to $5,163,000 from $4,900,000 for the three months ended March 31, 2005. Revenues from rental income increased $321,000 or 7.5% when compared to the same period in 2005. Revenues from mortgage interest decreased $58,000 or 9.8% in 2006 as compared to the same period in 2005.

The increase in rental income is due to increased percentage rent. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999.

The decrease in mortgage interest income is due to the reductions in the principal of mortgage notes due to regular monthly amortization offset in part due to increased interest rates due to variable rate notes receivable.

Total expenses for the 2006 three month period decreased $91,000 or 4.8% to $1,807,000 from $1,898,000 for the 2005 three month period. Interest expense decreased $15,000 or 9.1% in the 2006 three month period as compared to the 2005 period. Depreciation of real estate decreased $45,000 or 3.1%. General and administrative costs decreased $31,000 or 11.7%.

Interest expense decreased due to a $4,000,000 voluntary prepayment of our bank term loan in the fourth quarter of 2005 as well as regular quarterly payments that reduced the loan balance. Decreases were offset in part due to the interest rate on variable rate debt being greater in the 2006 three month period.

General and administrative expenses decreased due primarily to decreases in audit fees, stock compensation expense and franchise tax expense. The decreases were offset in part due to increases in advisory fees.

Non-operating income, which is composed of net revenues from investment, loan renewal fee, interest income, and equity in losses of an unconsolidated investment increased $2,000 or 1.6% for the three months ended March 31, 2006 compared to the same period in 2005. Investment and interest income for the three months ended March 31, 2006 includes $108,000 of dividend income, $48,000 of bank interest income, $50,000 loan renewal fee and $81,000 of equity in losses of an unconsolidated investment.

Funds From Operations

Our funds from operations ("FFO") for the three months ended March 31, 2006, on a diluted basis was $4,371,000, an increase of $281,000 as compared to $4,090,000 for the same period in 2005. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended
	March 31
	2006	2005
Net income applicable to common stockholders	$3,103	$2,783
Adjustments:
Real estate depreciation	1,423	1,468
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(155)	(161)
Funds from operations	$4,371	$4,090

Basic funds from operations	$ .44	$ .42
Diluted funds from operations	$ .44	$ .42

Shares for basic funds from operations per share	9,939,463	9,885,231
Shares for diluted funds from operations per share	9,946,538	9,892,227

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

FORWARD-LOOKING STATEMENTS

References throughout this document to "the Company", "we" or "us" include National Health Realty, Inc. and its subsidiaries. In accordance with the Securities and Exchange Commission's "Plain English" guidelines, this Quarterly Report on Form 10-Q has been written in the first person. In this document, the words "we", "our", "ours" and "us" refer only to National Health Realty, Inc. and its subsidiaries and not any other person.

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

See the notes to the quarterly financial statement, and "Item 1. Business" and "Item 1A. Risk Factors" as is found in our 2005 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them. The Annual Report and Form 10-Q's are available on our web site at www.nationalhealthrealty.com. You should carefully consider those risks before making any investment decisions in the Company. These risks and uncertainties are not the only ones facing the Company. There may be additional risks that we do not presently know of or that we currently deem immaterial. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months. Approximately $7,982,000 of our notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in market interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $5,027,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rate of these instruments are variable, a hypothetical 10% change in market interest rates would result in a related increase or decrease in annual interest income of approximately $49,000.

As of March 31, 2006, all of our debt ($10,025,000) bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $56,500 and a 10% reduction in interest rates would result in annual interest expense declining $56,500.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

EQUITY PRICE RISK

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $571,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately the same amount.

Item 4. Controls and Procedures

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no significant changes in the Company's internal control over financial reporting or in other factors that could significantly affect or are reasonably likely to significantly affect internal controls over financial reporting during the quarterly period ended or subsequent to March 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A. Risk Factors.

We depend on the operating success of our tenants, who operate in the skilled nursing and assisted living industry for collection of our rent revenues. Our skilled nursing facility operators' revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates. Our assisted living facility operators' revenues are primarily driven by occupancy and private pay rates. Expenses for these facility types are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service. Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and federal and state budget shortfalls. Liability insurance and staffing costs continue to increase for our operators. To the extend that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

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

We are exposed to risk as a result of approximately two-thirds of our revenue (66.8% in 2005) is being generated from a lease with NHC. Additionally, 14 of our 23 owned properties are leased to NHC. In the event NHC experiences a decline in profitability from their operations, NHC's ability to pay our rent could be adversely affected. If NHC defaults in its obligation to pay our rent timely, such event would have a material adverse effect on our financial results, carrying value of our assets and on our ability to pay dividends.

We are exposed to risks related to government regulations and the effect they have on our operators' business. Our operators' businesses are affected by government reimbursement and private payor rates. To the extend that any skilled nursing facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility. In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures. Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator's liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us. In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

We are exposed to the risk that the cash flows of our tenants and mortgages will be affected by increased liability claims and increased general and professional liability insurance costs. Long-term care facility operators (assisted living and skilled nursing facilities) have experienced substantial increases in both the number and size of patient care liability claims in recent years, particularly in the state of Florida. As a result, general and professional liability costs have increased and may continue to increase. Nationwide, long-term care liability insurance rates are increasing because of large jury awards in states like Texas and Florida. Over the past two years, both Texas and Florida have adopted skilled nursing facility liability laws that modify or limit tort damages. Despite some of these reforms, the long-term care industry overall continues to experience very high general and professional liability costs. Insurance companies have responded to this claims crisis by severely restricting their capacity to write long-term care general and professional liability policies. No assurances can be given that the climate for long-term care general and professional liability insurance will improve in any of the foregoing states or any other states where the facility operators conduct business. Insurance companies may continue to reduce or stop writing general and professional liability policies for assisted living and skilled nursing facilities. Thus, general professional liability insurance coverage may be restricted, very costly, or not available, which may adversely affect the facility operators' future operations, cash flows and financial condition, and may have a material adverse effect on the facility operators' ability to meet their obligations to us.

We have risks relating to the success of future acquisitions. We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide construction funding to an operator and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property. Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results. These costs may negatively affect our results of operations.

We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances. Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination. These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination. Generally, such liability attaches to a person based on the person's relationship to the property. Our tenants or borrowers are primarily responsible for the condition of the property and since we are a passive landlord, we do not "participate in the management" of any property in which we have an interest. Moreover, we review environmental site assessments of the properties that we own or encumber prior to taking an interest in them. Those assessments are designed to meet the "all appropriate inquiry" standard, which qualifies us for the innocent purchaser defense if environmental liabilities arise. Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.

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

We are subject to risks associated with our obligation to purchase leasehold improvements and additions made by NHC as tenant to our real estate properties. Our lease of fourteen properties to NHC has currently been extended until December 31, 2017. Under the terms of the lease, at such time as NHC is no longer a tenant by virtue of lease terminations, then NHR shall purchase the bed additions paid for by NHC but unreimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. Also under the terms of the lease, NHC agrees at NHR's request to finance NHR's purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years. NHC has submitted a listing of certain NHR owned properties expected to be expanded by NHC for which the construction cost is expected to total approximately $26,225,000. Therefore, we would be required at that time of termination of our leases with NHC (or, if NHC financing is utilized, within two years after termination of our leases with NHC) to obtain financing or to use our own capital resources to purchase these bed additions. The terms of such financing or the availability of our own capital at the time of such lease terminations cannot be determined at this time.

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information.  None

Item 6. Exhibits.

(a) List of exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive
Officer and Principal Accounting Officer

99	Restated Audit Committee Charter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date May 1, 2006	/s/Robert G. Adams
Robert G. Adams
President

Date May 1, 2006	/s/Donald K. Daniel
Donald K. Daniel
Senior Vice President/Controller
(Principal Financial Officer)