Form 10-Q
period 2006-06-30
NATIONAL HEALTH REALTY INC
filed 2006-08-09
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

9,949,463shares of common stock were outstanding as of August 8, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(55,024)	(52,178)
Real estate properties, net	112,208	115,054

Mortgage and other notes receivable	12,848	13,207
Interest and rent receivable	166	247
Cash and cash equivalents	9,035	8,169
Marketable securities	6,050	5,841
Other assets	178	237
Total Assets	$140,485	$142,755

LIABILITIES
Term note payable	$ 9,600	$ 10,450
Accounts payable and other accrued expenses	1,547	1,513
Accrued interest	49	52
Dividends payable	3,306	4,299
Distributions payable to minority interest partners	404	526
Minority interest in consolidated subsidiaries	13,453	13,525
Total Liabilities	28,359	30,365

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.01 par value;
75,000,000 shares authorized; 9,944,463 and 9,939,463
shares, respectively, issued and outstanding	100	99
Capital in excess of par value of common stock	138,570	138,468
Cumulative net income	82,954	76,918
Cumulative dividends	(112,065)	(105,453)
Unrealized gains on marketable securities	2,567	2,358
Total Stockholders' Equity	112,126	112,390
Total Liabilities and Stockholders' Equity	$140,485	$142,755

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2005 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands, except
	share amounts)
REVENUES:
Rental income	$ 4,444	$ 4,338	$ 9,072	$ 8,645
Mortgage interest income	536	600	1,071	1,193
	4,980	4,938	10,143	9,838
EXPENSES:
Interest	152	180	301	344
Depreciation of real estate	1,423	1,468	2,846	2,936
General and administrative	304	254	539	520
	1,879	1,902	3,686	3,800

INCOME BEFORE MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES AND NON-OPERATING INCOME	3,101	3,036	6,457	6,038

NON-OPERATING INCOME (investment and interest income)	190	138	315	261

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES	(358)	(346)	(736)	(688)

NET INCOME	$ 2,933	$ 2,828	$ 6,036	$ 5,611

NET INCOME PER COMMON SHARE:
Basic	$ .29	$ .29	$ .61	$ .57
Diluted	$ .29	$ .29	$ .61	$ .57

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,943,199	9,871,919	9,941,341	9,793,657
Diluted	9,946,835	9,908,976	9,946,697	9,843,104

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,036	$ 5,611
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of unconsolidated investment	81	--
Depreciation of real estate	2,846	2,936
Minority interest in consolidated subsidiaries	736	688
Decrease in interest and rent receivable	81	237
Increase in other assets	(111)	(58)
Increase in accounts payable and accrued liabilities	31	14
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,700	9,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	359	134
Distribution from unconsolidated investment	89	--
NET CASH PROVIDED BY INVESTING ACTIVITIES	448	134

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term note payable	(850)	(850)
Dividends paid to stockholders	(7,605)	(7,282)
Distributions paid to minority interest partners	(930)	(906
Stock option compensation	49	--
Exercise of stock options	54	1,541
NET CASH USED IN FINANCING ACTIVITIES	(9,282)	(7,497)

INCREASE IN CASH AND CASH EQUIVALENTS	866	2,065
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,169	8,384
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9,035	$10,449

Supplemental Information:
Cash payments for interest expense	$ 304	$ 338
In February 2006, our term note in the amount of $10,450 was assigned to National Health Investors, Inc.

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(dollars in thousands, except per share amounts)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/04	--	$ --	9,699,108	$ 97	$136,460	$ 65,641	$ (91,282)	$ 3,082	$113,998
Net income	--	--	--	--	--	5,611	--	--	5,611
Unrealized losses on marketable
securities	--	--	--	--	--	--	--	(249)	(249)
Total comprehensive income									5,362
Stock options exercised	--	--	184,295	2	1,539	--	--	--	1,541
Dividends to common share-
holders ($.6650 per share)	--	--	--	--	--	--	(6,567)	--	(6,567)

BALANCE AT 6/30/05 (Unaudited)	--	$ --	9,883,403	$ 99	$137,999	$ 71,252	$ (97,849)	$ 2,833	$114,334

BALANCE AT 12/31/05	--	$ --	9,939,463	$ 99	$138,468	$ 76,918	$(105,453)	$ 2,358	$112,390
Net income	--	--	--	--	--	6,036	--	--	6,036
Unrealized gains on market-
able securities	--	--	--	--	--	--	--	209	209
Total comprehensive income									6,245
Stock option compensation	--	--	--	--	49	--	--	--	49
Stock options exercised	--	--	5,000	1	53	--	--	--	54
Dividends to common share-
holders ($.6650 per share)	--	--	--	--	--	--	(6,612)	--	(6,612)

BALANCE AT 6/30/06 (Unaudited)	--	$ --	9,944,463	$ 100	$138,570	$ 82,954	$(112,065)	$ 2,567	$112,126

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. ("NHR" or "the Company") and its majority owned subsidiaries. We assume that users of these interim financial statements have read or have access to the audited December 31, 2005, consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. See our web page at www.nationalhealthrealty.com. Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders on Form 10-K for the year ended December 31, 2005, have been omitted. This quarter's interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, changes in interest rates, rents, operations and the timing of debt and equity financings.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
BASIC:
Weighted average common shares	9,943,199	9,871,919	9,941,341	9,793,657

Net income available to common stockholders	$2,933,000	$ 2,828,000	$ 6,036,000	$ 5,611,000

Net income per common share	$ .29	$ .29	$ .61	$ .57

DILUTED:
Weighted average common shares	9,943,199	9,871,919	9,941,341	9,793,657
Stock options	3,636	37,057	5,356	49,447
Adjusted weighted-average common shares outstanding	9,946,835	9,908,976	9,946,697	9,843,104

Net income available to common stockholders	$2,933,000	$ 2,828,000	$ 6,036,000	$ 5,611,000

Net income per common share	$ .29	$ .29	$ .61	$ .57

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES

At such time as our lease with NHC is terminated for any reason, we are contractually committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us. Our lease with NHC currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value.

The fair market value of the building additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees, at NHR's request, to finance NHR's purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years. Additions at five centers costing approximately $25,597,000 are currently planned. At June 30, 2006, expansion construction is completed at one center (cost incurred, $4,000,000) and is underway at the remaining four centers (expected total cost of $21,597,000, $10,742,000 incurred). The cost of this potential commitment, if any, cannot be determined at this time.

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

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

			Principal Amount
			Outstanding as of
Final		Interest Rate	June 30, 2006
Payment Date	Payment Terms	at 6/30/06	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	10.25%	$ 4,504

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,133

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	10.25%	493

2007	Monthly payments of $72,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	2,026

2007	Monthly payments of $10,400, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	419

2007	Monthly payments of $46,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	1,273

	Weighted Average Interest and Total	9.76%	$12,848

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At June 30, 2006, the fair value of the shares is $6,050,000 using quoted market prices. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded as a component of stockholders' equity in accordance with SFAS No. 115.

NOTE 6. STOCK OPTION PLAN

The Compensation Committee of the Board of Directors ("the Committee") has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option ("ISO"), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding. The exercise price of any ISO's granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years. The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

Our stockholders have approved the 1997 Stock Option and Appreciation Rights Plan and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan under which options to purchase shares of our common stock are available for grant to our consultants, advisors, directors and employees at a price no less than the market value of the stock on the date the option is granted. Grants of options to our directors of 5,000 shares each are granted automatically on the date of our annual shareholder meeting. Grants to directors vest immediately when issued and have a term of five years. No options except those to our directors are currently outstanding.

The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table. Generally, awards are subject to clift vesting. Each grant is valued as a single award with an expected term based upon expected employees and termination behavior. Compensation cost is recognized on the straight-line attribution method. The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is vested at that date. The expected volatility is derived using daily historical data for periods preceding the date of grant. The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant. The expected life is an estimate of the number of year an option will be held before it is exercised.

	6/30/06	6/30/06
Dividend yield	8.60%	7.79%
Expected volatility	23.9%	25.4%
Expected lives	4.3 years	5 years
Risk-free interest rate	5.01%	3.81%
Expected forfeiture rate	0.00%	0.00%

Information regarding stock option activity for the six months ended June 30, 2006 is summarized below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Instrinsic
	of Shares	Exercise Price	Contractual Life (Years)	Value
Outstanding December 31, 2005	60,000	17.29
Options granted	30,000	17.71
Options exercised	(5,000)	10.74
Outstanding June 30, 2006	85,000	17.82	3.72	96,000

Options exercisable June 30, 2006	85,000	$17.82	3.72	96,000

At June 30, 2006, options to purchase 85,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $14.80 to $19.25 per share. The weighted average remaining contractual life of options outstanding at June 30, 2006 is 3.72 years. At June 30, 2006, options to purchase 1,002,925 additional shares of common stock may be issued under the stock option plans. We have reserved 1,061,802 shares of common stock for issuance under the stock option plan.

The weighted average grant date fair value per share of options granted during the six months ended June 30, 2006 and June 30, 2005 was $1.99 per share and $1.61 per share. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $41,000.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), using the modified prospective application transition method. Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123"), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for our employee stock benefit plans. Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors. Results for prior periods have not been restated.

As a result of adopting SFAS 123(R), income before taxes for the quarter and six months ended June 30, 2006 was $967,000 and $762,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. Tax deductions in excess of amounts recognized as compensation costs of $131,000, respectively, were reported as financing cash flows for the three months and six months ended June 30, 2006 and in operating cash flows in the amounts of $90,000 and $207,000 for the quarter and six months ended June 30, 2005, respectively.

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the three months and six months ended June 30, 2005 are as follows:

	Three Months Ended	Six Months Ended
	June 30	June 30
	2005	2005
(dollars in thousands, except per share amounts)
Net income - as reported	$2,828	$5,611
Net income - pro forma	2,763	5,548

Net earnings per share - as reported
Basic	$ .29	$ .57
Diluted	$ .29	$ .57

Net earnings per share - pro forma
Basic	$ .28	$ .57
Diluted	$ .28	$ .56

NOTE 7. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement. The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%). The term note payable required monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 were required until maturity (May 14, 2007) at which time the entire outstanding principal balance was to be due.

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended. The assigned loan as amended requires monthly interest payments to NHI at the interest rate of 30 days LIBOR plus 1.00% (6.13% at June 30, 2006). The unpaid principal ($9,600,000 at June 30, 2006) is due to NHI at maturity (January 2, 2008).

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued FASB Statement No. 154, Accounting for Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". We have adopted the new standard effective for accounting changes and correction of errors made in fiscal years beginning January 1, 2006. Adoption of this pronouncement has not had a significant impact on the Company's consolidated financial statements.

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 144" (FAS 155). FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives. FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133. In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company will adopt the provisions of FAS 155 beginning in fiscal 2007. The implementation of FAS 155 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The implementation of FAS 156 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements. Upon adoption, the cumulative effect of applying the provision of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own six first and second mortgage promissory notes with outstanding principal balances totaling $12,848,000 (the Notes) at June 30, 2006 and secured by the real property of the health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgage notes receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

Areas of Focus

Management is currently focusing upon our capacities as landlord and note holder. Our objectives are (1) to provide current income for distribution to stockholders, (2) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of our leased properties; (3) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of our portfolio properties; and (4) to preserve and protect stockholder's capital. We can offer no assurance that these objectives will be realized.

NHR's quarterly common stock dividend of 33.25 cents per share is expected to remain unchanged for the near future except for any adjustments required to reduce our federal income taxes and/or to assure that we qualify to be taxed as a REIT under the Internal Revenue Code.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period.

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

Valuations of and Impairments to Our Non-Marketable Investments

Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. We monitor the liquidity and credit worthiness of our tenants and borrowers on an ongoing basis. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Recognition of an impairment is based upon estimated undiscounted future cash flows from a property compared to the carrying value of the property. For mortgage and other notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00%. The unpaid principal ($9,600,000 at June 30, 2006) is due at maturity (January 2, 2008).

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to June 30, 2006 are as follows:

		Less than	2-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt - principal	$ 9,600	$ --	$9,600	$ --	$ --
Long-term debt - interest	888	588	300	--	--
Advisory agreement	500	500	--	--	--
Total contractual cash obligations	$10,988	$1,088	$9,900	$ --	$ --

Our potential commitment of up to $26,225,000 to purchase bed additions constructed by NHC on our properties have been excluded from the above table. Amounts are not estimable and are dependent on events that have not yet occurred.

We expect that current cash on hand, marketable securities, short-term maturities of mortgage and notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2006 and 2007.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the six months ended June 30, 2006, in the amount of $9,700,000 compared to $9,428,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period increase is due primarily to increased rental income offset in part by reduced mortgage interest income.

Cash flows provided by investing activities totaled $448,000 during the six months ended June 30, 2006, compared to $134,000 in the prior period. Collection of mortgage notes receivable provided $359,000 of cash flow in the current period compared to $134,000 in the same period last year. Distributions from an unconsolidated investment provided $89,000 of cash flow in the current period compared to zero in the same period last year.

Cash flows used in financing activities totaled $9,282,000 ($7,497,000 last year) and included payments on long-term debt of $850,000 ($850,000 last year), payments for dividends to stockholders of $7,605,000 ($7,282,000 last year), and payments for cash distributions to minority interest partners of $930,000 ($906,000 last year) offset in part by $54,000 proceeds from issuance of common shares in the current year ($1,541,000 last year) and stock option compensation of $49,000 in the current year (zero last year).

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

Debt to Equity Ratio

At June 30, 2006, our debt as a percentage of total liabilities and capital was 6.8%.

Our current cash on hand, marketable securities, collections on leases and mortgage notes receivable, operating cash flows and, as needed, our borrowing capacity is expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2006 and into 2007.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net income for the three months ended June 30, 2006, is $2,933,000 versus $2,828,000 for the same period in 2005, an increase of 3.7%. Diluted earnings per common share is 29 cents in the 2006 period, compared to 29 cents in the 2005 period.

Total revenues for the three months ended June 30, 2006, increased $42,000 to $4,980,000 from $4,938,000 for the three months ended June 30, 2005. Revenues from rental income increased $106,000 or 2.4% when compared to the same period in 2005. Revenues from mortgage interest decreased $64,000 or 10.7% in 2006 as compared to the same period in 2005.

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

Total expenses for the 2006 three month period decreased $23,000 or 1.2% to $1,879,000 from $1,902,000 for the 2005 three month period. Interest expense decreased $28,000 or 15.6% in the 2006 three month period as compared to the 2005 period. Depreciation of real estate decreased $45,000 or 3.1%. General and administrative costs increased $50,000 or 19.7%.

Interest expense decreased due to a $4,000,000 voluntary prepayment of our bank term loan in the fourth quarter of 2005 as well as regular quarterly payments that reduced the loan balance. Decreases were offset in part due to the interest rate on variable rate debt being greater in the 2006 three month period compared to the same period in 2005.

General and administrative expenses increased due primarily to increases in stock compensation expense and advisory fees. The adoption of FAS 123R required the expensing of the fair value of options granted and vested in the quarter. The increases were offset in part due to decreases in franchise tax expense.

Non-operating income, which is composed of net revenues from investment, loan renewal fee, interest income, and equity in losses of an unconsolidated investment increased $52,000 or 37.7% for the three months ended June 30, 2006 compared to the same period in 2005. Investment and interest income for the three months ended June 30, 2006 includes $108,000 of dividend income, $82,000 of bank interest income, $-0- loan renewal fee and $-0- of equity in losses of an unconsolidated investment.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net income for the six months ended June 30, 2006, is $6,036,000 versus $5,611,000 for the same period in 2005, an increase of 7.6%. Diluted earnings per common share is 61 cents in the 2006 period, compared to 57 cents in the 2005 period.

Total revenues for the six months ended June 30, 2006, increased $305,000 to $10,143,000 from $9,838,000 for the six months ended June 30, 2005. Revenues from rental income increased $427,000 or 4.9% when compared to the same period in 2005. Revenues from mortgage interest decreased $122,000 or 10.2% in 2006 as compared to the same period in 2005.

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

Total expenses for the 2006 six month period decreased $114,000 or 3.0% to $3,686,000 from $3,800,000 for the 2005 six month period. Interest expense decreased $43,000 or 12.5% in the 2006 six month period as compared to the 2005 period. Depreciation of real estate decreased $90,000 or 3.1%. General and administrative costs increased $19,000 from the previous period.

Interest expense decreased due to a $4,000,000 voluntary prepayment of our bank term loan in the fourth quarter of 2005 as well as regular quarterly payments that reduced the loan balance. Decreases were offset in part due to the interest rate on variable rate debt being greater in the 2006 six month period.

General and administrative expenses increased due primarily to increases in advisory fees and stock compensation expense. The increases were offset due to decreases in audit fees and franchise tax expense.

Non-operating income, which is composed of net revenues from investment, loan renewal fee, interest income, and equity in losses of an unconsolidated investment increased $54,000 or 20.7% for the six months ended June 30, 2006 compared to the same period in 2005. Investment and interest income for the six months ended June 30, 2006 includes $216,000 of dividend income, $130,000 of bank interest income, $50,000 loan renewal fee and $81,000 of equity in losses of an unconsolidated investment.

Funds From Operations

Our funds from operations ("FFO") for the six months ended June 30, 2006, on a diluted basis was $8,572,000, an increase of $346,000 as compared to $8,226,000 for the same period in 2005. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust. Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could be less informative, and should be supplemented with a measure such as FFO. The term FFO was designed by the real estate investment trust industry to address this issue. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company's FFO to that of other REITs. Funds from operations in and of itself does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income to funds from operations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income applicable to common stockholders	$2,933	$2,828	$6,036	$5,611
Adjustments:
Real estate depreciation	1,423	1,468	2,846	2,936
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(155)	(161)	(310)	(321)
Funds from operations	$4,201	$4,135	$8,572	$8,226

Basic funds from operations	$ .42	$ .42	$ .86	$ .84
Diluted funds from operations	$ .42	$ .42	$ .86	$ .84

Shares for basic funds from operations per share	9,943,199	9,871,919	9,941,341	9,793,657
Shares for diluted funds from operations per share	9,946,835	9,908,976	9,946,697	9,843,104

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months. Approximately $7,851,000 of our mortgage and other notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in market interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $4,997,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rate of these instruments are variable, a hypothetical 10% change in market interest rates would result in a related increase or decrease in annual interest income of approximately $51,000.

As of June 30, 2006, all of our debt ($9,600,000) bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $59,000 and a 10% reduction in interest rates would result in annual interest expense declining $59,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

EQUITY PRICE RISK

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $605,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately the same amount. Item 4. Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A. Risk Factors.

During the six months ended June 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Realty, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3. Defaults Upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The annual meeting of the shareholders was held on May 3, 2006.

(b) Matters voted upon at the meeting were as follows:

PROPOSAL NO. 1: Re-election of Robert G. Adams and Richard F. LaRoche, Jr. to serve as directors for terms of three years or until their successors have been fully elected and qualified .

		Withholding
Nominee	Voting For	Authority
Robert G. Adams	8,837,473	369,779
Richard F. LaRoche, Jr.	8,818,824	388,428

PROPOSAL NO. 2: To ratify the Audit Committee's selection of BDO Seidman, LLP as independent auditors for the year ending December 31, 2006.

Voting For	Voting Against	Abstaining
9,182,078	12,129	13,043

Item 5. Other Information.  None

Item 6. Exhibits.

(a) List of exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 1350 by Chief Executive
Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date August 9, 2006	/s/Robert G. Adams
Robert G. Adams
President

Date August 9, 2006	/s/Donald K. Daniel
Donald K. Daniel
Senior Vice President/Controller
(Principal Financial Officer)