Form 10-Q
period 2006-09-30
NATIONAL HEALTH REALTY INC
filed 2006-10-26
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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

9,949,463 shares of common stock were outstanding as of October 24, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(56,447)	(52,178)
Real estate properties, net	110,785	115,054

Mortgage and other notes receivable	12,722	13,207
Interest and rent receivable	257	247
Cash and cash equivalents	9,835	8,169
Marketable securities, at fair value	6,374	5,841
Other assets	146	237
Total Assets	$140,119	$142,755

LIABILITIES
Term note payable	$ 9,175	$ 10,450
Accounts payable and other accrued expenses	1,509	1,513
Accrued interest	48	52
Dividends payable	3,308	4,299
Distributions payable to minority interest partners	404	526
Minority interest in consolidated subsidiaries	13,418	13,525
Total Liabilities	27,862	30,365

Commitments, contingencies and guarantees

STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	--	--
Common stock, $.01 par value;
75,000,000 shares authorized; 9,949,463 and 9,939,463
shares, respectively, issued and outstanding	100	99
Capital in excess of par value of common stock	138,652	138,468
Cumulative net income	85,987	76,918
Cumulative dividends	(115,373)	(105,453)
Unrealized gains on marketable securities	2,891	2,358
Total Stockholders' Equity	112,257	112,390
Total Liabilities and Stockholders' Equity	$140,119	$142,755

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2005 is derived from the audited financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands, except share amounts)
REVENUES
Rental income	$ 4,460	$ 4,339	$ 13,532	$ 12,984
Mortgage interest income	539	609	1,610	1,802
	4,999	4,948	15,142	14,786
EXPENSES
Interest	155	195	456	539
Depreciation of real estate	1,422	1,468	4,268	4,405
General and administrative	224	297	763	816
	1,801	1,960	5,487	5,760

INCOME BEFORE MINORITY INTEREST IN
CONSOLIDATED SUBSIDIARIES AND
NON-OPERATING INCOME	3,198	2,988	9,655	9,026

NON-OPERATING INCOME
(investment and interest income)	204	156	519	417

MINORITY INTEREST IN CON-
SOLIDATED SUBSIDIARIES	(369)	(339)	(1,105)	(1,027)

NET INCOME	$ 3,033	$ 2,805	$ 9,069	$ 8,416

NET INCOME PER COMMON SHARE:
Basic	$ .30	$ .28	$ .91	$ .86
Diluted	$ .30	$ .28	$ .91	$ .85

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,948,756	9,885,231	9,943,840	9,824,517
Diluted	9,954,085	9,892,227	9,949,187	9,859,813

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
	2006	2005
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,069	$ 8,416
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of unconsolidated investment	81	--
Depreciation of real estate	4,268	4,405
Minority interest in consolidated subsidiaries	1,105	1,027
Stock option compensation	49	--
(Increase) decrease in interest and rent receivable	(10)	140
Increase in other assets	(78)	(35)
Increase (decrease) in accounts payable and accrued liabilities	(8)	22
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,476	13,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	485	217
Distribution from unconsolidated investment	89	--
NET CASH PROVIDED BY INVESTING ACTIVITIES	574	217

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term note payable	(1,275)	(1,275)
Dividends paid to stockholders	(10,911)	(10,569)
Distributions paid to minority interest partners	(1,334)	(1,310)
Exercise of stock options	136	2,010
NET CASH USED IN FINANCING ACTIVITIES	(13,384)	(11,144)

INCREASE IN CASH AND CASH EQUIVALENTS	1,666	3,048
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,169	8,384
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 9,835	$11,432

Supplemental Information:
Cash payments for interest expense	$ 460	$ 528
In February 2006, our term note in the amount of $10,450,000 was assigned to National Health Investors, Inc.

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(dollars in thousands, except per share amounts)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/04	--	$ --	9,699,108	$ 97	$136,460	$ 65,641	$ (91,282)	$ 3,082	$113,998
Net income	--	--	--	--	--	8,416	--	--	8,416
Unrealized losses on marketable
securities	--	--	--	--	--	--	--	(353)	(353)
Total comprehensive income									8,063
Stock options exercised	--	--	240,355	2	2,008	--	--	--	2,010
Dividends to common share-
holders ($.9975 per share)	--	--	--	--	--	--	(9,872)	--	(9,872)

BALANCE AT 9/30/05 (Unaudited)	--	$ --	9,939,463	$ 99	$138,468	$ 74,057	$(101,154)	$ 2,729	$114,199

BALANCE AT 12/31/05	--	$ --	9,939,463	$ 99	$138,468	$ 76,918	$(105,453)	$ 2,358	$112,390
Net income	--	--	--	--	--	9,069	--	--	9,069
Unrealized gains on market-
able securities	--	--	--	--	--	--	--	533	533
Total comprehensive income									9,602
Stock option compensation	--	--	--	--	49	--	--	--	49
Stock options exercised	--	--	10,000	1	135	--	--	--	136
Dividends to common share-
holders ($.9975 per share)	--	--	--	--	--	--	(9,920)	--	(9,920)

BALANCE AT 9/30/06 (Unaudited)	--	$ --	9,949,463	$ 100	$138,652	$ 85,987	$(115,373)	$ 2,891	$112,257

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
BASIC:
Weighted average common shares	9,948,756	9,885,231	9,943,840	9,824,517

Net income available to common stockholders	$3,033,000	$2,805,000	$9,069,000	$8,416,000

Net income per common share	$ .30	$ .28	$ .91	$ .86

DILUTED:
Weighted average common shares	9,948,756	9,885,231	9,943,840	9,824,517
Stock options	5,329	6,996	5,347	35,296
Adjusted weighted-average common shares outstanding	9,954,085	9,892,227	9,949,187	9,859,813

Net income available to common stockholders	$3,033,000	$2,805,000	$9,069,000	$8,416,000

Net income per common share	$ .30	$ .28	$ .91	$ .85

NOTE 3. COMMITMENTS, CONTINGENCIES AND GUARANTEES

At such time as our lease with NHC is terminated for any reason, we are contractually committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us. Our lease with NHC currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value.

The fair market value of the building additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost. In addition, NHC agrees, at NHR's request, to finance NHR's purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years. Additions at five centers costing approximately $25,359,000 are currently planned. At September 30, 2006, expansion construction is completed at three centers (cost incurred through September 30, 2006, $14,383,000) and is underway at the remaining two centers (expected total cost of $10,976,000 of which $4,601,600 has been incurred). The cost of this potential commitment, if any, cannot be determined at this time.

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

NOTE 4. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable:

			Principal Amount
			Outstanding as of
Final		Interest Rate	September 30, 2006
Payment Date	Payment Terms	at 9/30/06	(In Thousands)

2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2%	10.25%	$ 4,496

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	8.50%	4,105

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2%	10.25%	486

2007	Monthly payments of $72,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	1,984

2007	Monthly payments of $10,400, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	406

2007	Monthly payments of $46,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2007	10.50%	1,245

	Weighted Average Interest and Total	9.76%	$12,722

NOTE 5. INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. ("NHI") common stock for approximately $3,483,000. At September 30, 2006, the fair value of the shares is $6,374,000 using quoted market prices. This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded as a component of stockholders' equity in accordance with SFAS No. 115.

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

	Nine Months Ended
	9/30/06	9/30/05
Dividend yield	8.60%	7.79%
Expected volatility	23.9%	25.4%
Expected lives	4.3 years	5 years
Risk-free interest rate	5.01%	3.81%
Expected forfeiture rate	0.00%	0.00%

Information regarding stock option activity for the nine months ended September 30, 2006 is summarized below:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Instrinsic
	of Shares	Exercise Price	Contractual Life (Years)	Value
Outstanding December 31, 2005	60,000	$17.29
Options granted	30,000	17.71
Options forfeited	(5,000)	19.25
Options exercised	(10,000)	13.64
Outstanding September 30, 2006	75,000	17.82	3.52	$157,000

Options exercisable September 30, 2006	75,000	$17.82	3.52	$157,000

At September 30, 2006, options to purchase 75,000 shares of common stock are outstanding and exercisable. Exercise prices on the options range from $14.80 to $19.25 per share. The weighted average remaining contractual life of options outstanding at September 30, 2006 is 3.52 years. At September 30, 2006, options to purchase 1,007,927 additional shares of common stock may be issued under the stock option plans. We have reserved 1,061,802 shares of common stock for issuance under the stock option plan.

The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2006 and 2005 was $1.91 per share and $1.61 per share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 was $58,000.

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

As a result of adopting SFAS 123(R), income before taxes for the quarter and nine months ended September 30, 2006 was zero and $49,000, respectively, lower than if we had continued to account for share-based compensation under APB 25. SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance. No tax deductions in excess of amounts recognized as compensation costs have been recorded for the nine month periods ended September 30, 2006 and 2005.

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant dates. These pro forma amounts for the three months and nine months ended September 30, 2005 are as follows:

	Three Months Ended	Nine Months Ended
	Sept. 30	Sept. 30
	2005	2005
(dollars in thousands, except per share amounts)
Net income - as reported	$2,805	$8,416
Net income - pro forma	2,802	8,347

Net earnings per share - as reported
Basic	$ .28	$ .86
Diluted	$ .28	$ .85

Net earnings per share - pro forma
Basic	$ .28	$ .85
Diluted	$ .28	$ .85

NOTE 7. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement. The proceeds of the loan were used to repay a note payable to NHC in the amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the amount of $1,723,000 (interest rate of 8.4%). The term note payable required monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%. Quarterly principal payments in the amount of $425,000 were required until maturity (May 14, 2007) at which time the entire outstanding principal balance was to be due.

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended. The assigned loan as amended requires monthly interest payments to NHI at the interest rate of 30 days LIBOR plus 1.00% (6.33% at September 30, 2006). The unpaid principal ($9,175,000 at September 30, 2006) is due to NHI at maturity (January 2, 2008).

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will require that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for annual periods beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our financial statements. Upon adoption, the cumulative effect of applying the provision of FIN 48 will be reported as an adjustment to the opening balance of cumulative net income for that fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities). We also own six first and second mortgage promissory notes with outstanding principal balances totaling $12,722,000 (the Notes) at September 30, 2006 and secured by the real property of the health care facilities. Our revenues are derived primarily from rent and interest income from these real estate properties and mortgage notes receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

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

Our significant accounting policies and the associated estimates and the issues that impact these estimates are as follows:

Revenue Recognition - Mortgage Interest and Rental Income

We collect interest and rent from our customers. Generally our policy is to recognize revenues on an accrual basis as earned. However, we may in the future determine that, based on insufficient historical collections and the lack of expected future collections, revenue for interest or rent is not realizable. For any such nonperforming investments, our policy is to recognize interest or rental income only in the period when payments are received. If conclusions as to the realizability of revenue change, our revenues could vary significantly from period to period.

Valuations of and Impairments to Our Non-Marketable Investments

Decisions about valuations and impairments of our investments require significant judgments and estimates on the part of management. We monitor the liquidity and credit worthiness of our tenants and borrowers on an ongoing basis. For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). Identification of a potential impairment charge is based upon estimated undiscounted future cash flows from a property compared to the carrying value of the property. For mortgage and other notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15". While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

CAPITAL RESOURCES AND LIQUIDITY

Term Note Payable

In May 2004, we borrowed $17,000,000 under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term. The proceeds of the loan were used to repay a note payable to NHC in the amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the amount of $1,723,000 (interest rate of 8.4%). The term note payable required monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance is due.

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended. The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00%. The unpaid principal ($9,175,000 at September 30, 2006) is due at maturity (January 2, 2008).

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to September 30, 2006 are as follows:

		Less than	2-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt - principal	$ 9,175	$ --	$9,175	$ --	$ --
Long-term debt - interest	761	608	153	--	--
Advisory agreement	500	500	--	--	--
Total contractual cash obligations	$10,436	$1,108	$9,328	$ --	$ --

Our potential commitment of up to $25,359,000 to purchase bed additions constructed by NHC on our properties have been excluded from the above table. Amounts are not estimable and are dependent on events that have not yet occurred.

We expect that current cash on hand, marketable securities, short-term maturities of mortgage and notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2006 and 2007.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the nine months ended September 30, 2006, in the amount of $14,476,000 compared to $13,975,000 in the prior period. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes. The period to period increase is due primarily to increased rental income offset in part by reduced mortgage interest income.

Cash flows provided by investing activities totaled $574,000 during the nine months ended September 30, 2006, compared to $217,000 in the prior period. Collection of mortgage notes receivable provided $485,000 of cash flow in the current period compared to $217,000 in the same period last year. Distributions from an unconsolidated investment provided $89,000 of cash flow in the current period compared to zero in the same period last year.

Cash flows used in financing activities totaled $13,384,000 ($11,144,000 last year) and included payments on long-term debt of $1,275,000 ($1,275,000 last year), payments for dividends to stockholders of $10,911,000 ($10,569,000 last year), and payments for cash distributions to minority interest partners of $1,334,000 ($1,310,000 last year) offset in part by $136,000 proceeds from exercise of stock options in the current year ($2,010,000 last year).

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

Debt to Equity Ratio

At September 30, 2006, our debt as a percentage of total liabilities and capital was 6.5%.

Our current cash on hand, marketable securities, collections on leases and mortgage notes receivable, operating cash flows and, as needed, our borrowing capacity is expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2006 and into 2007.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net income for the three months ended September 30, 2006, is $3,033,000 versus $2,805,000 for the same period in 2005, an increase of 8.1%. Diluted earnings per common share is 30 cents in the 2006 period, compared to 28 cents in the 2005 period.

Total revenues for the three months ended September 30, 2006, increased $51,000 to $4,999,000 from $4,948,000 for the three months ended September 30, 2005. Revenues from rental income increased $121,000 or 2.8% when compared to the same period in 2005. Revenues from mortgage interest decreased $70,000 or 11.5% in 2006 as compared to the same period in 2005.

The increase in rental income is due to increased percentage rent and rent for additions to our property. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999. Rent for additions, which is due when the costs of certain construction additions are funded by the tenant, is .75% of the construction costs incurred for additions to certain of our properties.

The decrease in mortgage interest income is due to the reductions in the principal of mortgage notes due to regular monthly amortization offset in part due to increased interest rates due to variable rate notes receivable.

Total expenses for the 2006 three month period decreased $159,000 or 8.1% to $1,801,000 from $1,960,000 for the 2005 three month period. Interest expense decreased $40,000 or 20.5% in the 2006 three month period as compared to the 2005 period. Depreciation of real estate decreased $46,000 or 3.1%. General and administrative costs decreased $73,000 or 24.6%.

Interest expense decreased due to a $4,000,000 voluntary prepayment of our bank term loan in the fourth quarter of 2005 as well as regular quarterly payments that reduced the loan balance. Decreases were offset in part due to the interest rate on variable rate debt being greater in the 2006 three month period compared to the same period in 2005. The effective interest rate on variable rate debt is 6.3% in the current period compared to 5.0% in the same period in 2005.

General and administrative expenses decreased due primarily to decreases in advisory fee, franchise tax expense and legal fees. The decreases were offset in part due to increases in indemnification insurance.

Non-operating income, which is composed of net revenues from investment, loan renewal fee, interest income, and equity in losses of an unconsolidated investment increased $48,000 or 30.8% for the three months ended September 30, 2006 compared to the same period in 2005. Investment and interest income for the three months ended September 30, 2006 includes $108,000 of dividend income, $96,000 of bank interest income, $-0- loan renewal fee and $-0- of equity in losses of an unconsolidated investment.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2006, is $9,069,000 versus $8,416,000 for the same period in 2005, an increase of 7.8%. Diluted earnings per common share is 91 cents in the 2006 period, compared to 85 cents in the 2005 period.

Total revenues for the nine months ended September 30, 2006, increased $356,000 to $15,142,000 from $14,786,000 for the nine months ended September 30, 2005. Revenues from rental income increased $548,000 or 4.2% when compared to the same period in 2005. Revenues from mortgage interest decreased $192,000 or 10.7% in 2006 as compared to the same period in 2005.

The increase in rental income is due to increased percentage rent and rent for additions to our property. Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each quarter of each year after 1999 exceed the gross revenues of such health care facility in the applicable quarter of 1999. Rent for additions which is due when the costs of certain construction additions are funded by the tenant, .75% of the construction costs incurred for additions to one of our properties.

The decrease in mortgage interest income is due to the reductions in the principal of mortgage notes due to regular monthly amortization offset in part due to increased interest rates due to variable rate notes receivable.

Total expenses for the 2006 nine month period decreased $273,000 or 4.7% to $5,487,000 from $5,760,000 for the 2005 nine month period. Interest expense decreased $83,000 or 15.4% in the 2006 nine month period as compared to the 2005 period. Depreciation of real estate decreased $137,000 or 3.1%. General and administrative costs decreased $53,000 from the previous period.

Interest expense decreased due to a $4,000,000 voluntary prepayment of our bank term loan in the fourth quarter of 2005 as well as regular quarterly payments that reduced the loan balance. Decreases were offset in part due to the interest rate on variable rate debt being greater in the 2006 nine month period. The effective interest rate on variable rate debt is 6.3% in the 2006 nine month period compared to 5.0% in the 2005 period.

General and administrative expenses decreased due primarily to decreases in audit fees and franchise tax. The increases were offset due to increases in stock compensation and indemnification insurance.

Non-operating income, which is composed of net revenues from investment, loan renewal fee, interest income, and equity in losses of an unconsolidated investment increased $102,000 or 24.5% for the nine months ended September 30, 2006 compared to the same period in 2005. Investment and interest income for the nine months ended September 30, 2006 includes $324,000 of dividend income, $225,000 of bank interest income, $50,000 loan renewal fee and $81,000 of equity in losses of an unconsolidated investment.

Funds From Operations

Our funds from operations ("FFO") for the nine months ended September 30, 2006, on a diluted basis was $12,872,000 an increase of $547,000 as compared to $12,325,000 for the same period in 2005. FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments. Diluted FFO assumes, if dilutive, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income to funds from operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net income applicable to common stockholders	$3,033	$2,805	$ 9,069	$ 8,416
Adjustments:
Real estate depreciation	1,422	1,468	4,268	4,404
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(155)	(165)	(465)	(495)
Funds from operations	$4,300	$4,108	$12,872	$12,325

Basic funds from operations	$ .43	$ .42	$ 1.29	$ 1.25
Diluted funds from operations	$ .43	$ .42	$ 1.29	$ 1.25

Shares for basic funds from operations per share	9,948,756	9,885,231	9,943,840	9,824,517
Shares for diluted funds from operations per share	9,954,085	9,892,227	9,949,187	9,859,813

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months. Approximately $7,740,000 of our mortgage and other notes receivable bear interest at fixed interest rates. As the interest rates on these notes receivable are fixed, a hypothetical 10% change in market interest rates would have no impact on our future earnings and cash flows related to these instruments. Approximately $4,982,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%). Because the interest rate of these instruments are variable, a hypothetical 10% change in market interest rates would result in a related increase or decrease in annual interest income of approximately $51,000.

As of September 30, 2006, all of our debt ($9,175,000) bears interest at variable interest rates. Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $58,000 and a 10% reduction in interest rates would result in annual interest expense declining $58,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers. Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

EQUITY PRICE RISK

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115. The investments in marketable securities are recorded at their fair market value based on quoted market prices. Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices. Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $637,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately the same amount. Item 4. Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 1A. Risk Factors.

During the nine months ended September 30, 2006, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Realty, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005.

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

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date October 26, 2006	/s/ Robert G. Adams
Robert G. Adams
President

Date October 26, 2006	/s/ Donald K. Daniel
Donald K. Daniel
Senior Vice President/Controller
(Principal Financial Officer)