Form 10-K
period 2006-12-31
NATIONAL HEALTH REALTY INC
filed 2007-03-16
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).  Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    The aggregate market value of Common Stock held by non-affiliates on June 30, 2006 (based on the closing price of such shares on the American Stock Exchange) was approximately $113 million.  For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.  The number of shares of Common Stock outstanding as of February 28, 2007 was 9,951,864.

Documents Incorporated by Reference

None.

PART 1

Item  1.  Business

General

National Health Realty, Inc. (NHR) is a Maryland corporation formed during 1997 and in operation since January 1, 1998.  NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership) currently owns 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities).  We additionally own first mortgage secured promissory notes with an outstanding balance of $12.5 million (the Notes).  The Healthcare Facilities and the Notes were originally acquired on December 31, 1997 from our then sole owner National HealthCare Corporation (NHC), (formerly National HealthCare L.P.).  NHR leases the Healthcare Facilities pursuant to certain lease agreements.  Fourteen of the Healthcare Facilities are leased to NHC and nine are leased to nine separate Florida corporations.  These leases covering the Healthcare Facilities are “triple net” leases, meaning the tenant shall pay all charges and expenses in connection with the leased property throughout the term of the lease.  The Notes are secured by nursing facilities and separate makers and guarantors.  NHR's revenues and sources of cash are derived primarily from the interest and principal payments on the Notes and from rent payments, primarily from NHC, under the leases.

During 2005, NHC extended its lease from NHR of the fourteen Healthcare Facilities through 2017, with additional options to renew at fair market value through 2027.  Also during 2005, the leases to nine separate Florida corporations were extended through 2010.  NHC continues to guarantee the lease payments on the nine Florida Healthcare Facilities through NHC’s extended lease term.

During 2006, 2005 and 2004, income from rent payments was 89.4%, 87.8%, and 85.5%, respectively, of revenues and mortgage interest income was 10.6%, 12.2%, and 14.0% of revenues.

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

Proposed Merger Agreement between NHR and National HealthCare Corporation - Resulting Termination of NHR as a Separate Business

On December 21, 2006, NHR and National HealthCare Corporation (NHC) announced that they have entered into an agreement and plan of merger.  Completion of the merger, which is expected to occur in the summer of 2007, is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of both NHR and NHC, including a majority of the shares of NHR held by holders not affiliated with NHC.  The merger will be preceded by and conditioned upon an internal reorganization of NHR, which will also be subject to approval by the NHR shareholders.  There is no financing condition to the merger.

If the merger is completed as announced, NHR will cease to exist as a separate business and as a real estate investment trust.  Please see Item 7, Item 8, and Note 15 to the Financial Statements herein for more discussion of the proposed merger, including a discussion of the reasons for the merger.  It is expected that both National Health Realty, Inc. and National HealthCare Corporation will hold special meetings of each company’s shareholders at a future date to consider matters related to the merger agreement and that a joint proxy statement/prospectus, including annexes and documents incorporated by reference, will be issued by the companies.

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

Advisory Agreement.  We have contracted for our management with a wholly-owned subsidiary of NHC.  For its services, NHC is entitled to annual compensation of the greater of 2.5% of our gross consolidated revenues including non-operating income, or $500,000.  The amount accrued for advisory services in 2006 was $524,000.   Either party may terminate the Advisory Agreement on 90 days notice.

Objectives and Policies.  We were organized to own the Healthcare Facilities and Notes.  Because our objective is to maintain payment of our dividends and because of our currently limited capital resources, we do not presently intend to seek further outside health care-related investment opportunities or to provide lease or mortgage financing for such investments.  We expect to continue to engage in transactions with NHC for expansions or improvements of our existing properties, or the construction of new properties which are to be operated by NHC.  The Board of Directors may alter our investment policies if they determine that such a change is in the best interests of the Company and our stockholders.  The methods of implementing our investment policies may vary as new investment and financing techniques are developed or for other reasons.  Please see “Proposed Merger Agreement between NHR and National HealthCare Corporation - Resulting Termination of NHR as a Separate Business” above.

NHC Master Agreement to Lease

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

During the remaining initial term and the extended  renewal term, NHC is obligated to pay NHR annual base rent on the facilities.  In addition to base rent, in each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later year exceed the gross revenues of such health care facility of 1999 as defined in the lease agreement.  During 2006, 2005 and 2004, we recognized $1,972,000, $1,363,000, and $1,295,000 of percentage rent from NHC.  Total rental income from NHC (including the nine Florida healthcare facilities referred to below) was $17,995,000, $17,359,000, and $17,255,000 during 2006, 2005, and 2004, respectively.  During 2006, 2005 and 2004, rent derived from the nine Florida facilities totaled $6,612,000, $6,178,000, and $6,069,000, respectively.

On October 1, 2000, NHC terminated, with our consent, its individual leases on nine Florida long-term care facilities.  However, NHC, under its master lease agreement, guarantees the lease payments to NHR on the nine Florida long-term care facilities.  Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which are owned or operated by NHC.  In 2005, the leases were extended through December 31, 2010 with no change in the base rent or percentage rent requirements.  Lease payments to NHR from the new lessees offset NHC’s lease obligations pursuant to the master operating lease.  Since October 1, 2000, the nine separate limited liability corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine properties.

NHC has a right of first refusal with us to purchase any of the properties transferred from NHC should we receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

At December 31, 2006, the approximate future minimum base rent commitments (which exclude percentage rents and expansion rent) to be received by us on non-cancelable operating leases are described in the following table.  Base rent on the nine Florida healthcare facilities of $6,505,000 per year is included because NHC guarantees the related lease payments through 2017.

2007	$ 15,960,000
2008	15,960,000
2009	15,960,000
2010	15,960,000
2011	15,960,000
Thereafter	95,760,000

The leases were amended during 2005 to provide that if NHC pays for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by NHC for the construction of the addition.  Total expansion rent income from NHC totaled $63,000 in 2006.  Revenues produced within the addition shall be excluded from any percentage rent calculation.  At such time as NHC is no longer a tenant by virtue of lease terminations, including expirations, then NHR shall reimburse to NHC the fair market value of the additional beds constructed by NHC.  The fair market value shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost.  In addition, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years.  NHC has submitted a listing of six NHR owned properties which are to be expanded by NHC for which the construction cost is expected to total approximately $30,586,000.  NHC has reported to us that at December 31, 2006, expansion is completed at three centers (cost of $13,207,000) and is underway at two centers (expected cost $10,976,000; incurred $7,604,000).  Construction of the sixth addition is expected to begin in 2007 (estimated cost to complete $6,403,000).

The Master Agreement to Lease with NHC regarding the Healthcare Facilities (the "Master Agreement") sets forth terms and conditions applicable to all leases entered into by and between NHC and the Company (the "Leases").  The Leases, which were extended during 2005, provide for a term expiring on December 31, 2017.  In 2006, 54.3% of our net revenues were derived from leases with NHC.

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

Advisory Agreement

At our inception we entered into an agreement with NHC as "Advisor" under which NHC, through a wholly-owned subsidiary, provides management and advisory services to us during the term of the Advisory Agreement.  We believe the Advisory Agreement benefits us by providing us access to NHC's extensive experience in the ownership and management of long-term care facilities and independent living centers.  Under the Advisory Agreement, we engaged NHC to use its best efforts (a) to present to us a continuing and suitable investment program consistent with our investment policies adopted by the Board of Directors from time to time; (b) to manage our day-to-day affairs and operations; and (c) to provide administrative services and facilities appropriate for such management.  In performing its obligations under the Advisory Agreement, NHC is subject to the supervision of and policies established by our Board of Directors.

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

Prior to the August 1, 2005 revision, the Advisory Agreement had provided that for its services under the Advisory Agreement, the Advisor was entitled to annual compensation of the greater of 2% of NHR's gross consolidated revenues or the actual expense incurred by NHC.  The actual amounts accrued to NHC in 2006, 2005 and 2004 were $524,000, $508,000, and $411,000, respectively.

Pursuant to the Advisory Agreement, NHC manages our day-to-day affairs and provides all such services through its personnel.  The Advisory Agreement provides that without regard to the amount of compensation received by NHC under the Advisory Agreement, NHC shall pay all expenses in performing its obligations including the employment expenses of the officers and directors and personnel of NHC providing services to us.  The Advisory Agreement further provides that we shall pay the expenses incurred with respect to and allocable to the prudent operation and business of NHR  including any fees, salaries, and other employment costs, taxes and expenses paid to our directors, officers and employees who are not also employees of NHC.  Currently, other than the directors who are not employees of NHC, we do not have any officers or employees who are not also employees of NHC.  Of our executive officers at December 31, 2006,  Mr. Robert G. Adams, Ms. Charlotte A. Swafford, and Mr. Donald K. Daniel are employees of NHC.  All of their renumeration and employment costs other than stock options, if any, are paid by NHC, although a portion may be allocated for their services to NHR.

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

We also maintain the following documents on the web site:

•

The NHR Code of Ethics.  This Code of Ethics has been adopted for all employees, officers and directors of the Company.  The website will also disclose whether there have been any amendments or waivers to the Code of Ethics and Standards of conduct.  To date there have been none.

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

Item 1A.  Risk Factors

We depend on the operating success of our tenants, who operate in the skilled nursing and assisted living industry for collection of our rent revenues.  Our skilled nursing facility operators’ revenues are primarily driven by occupancy, Medicare and Medicaid reimbursement and private pay rates.  Our assisted living facility operators’ revenues are primarily driven by occupancy and private pay rates.  Expenses for these facility types are driven by the costs of labor, food, utilities, taxes, insurance and rent or debt service.  Revenues from government reimbursement have, and may continue, to come under pressure due to reimbursement cuts and federal and state budget shortfalls.  Liability insurance and staffing costs continue to increase for our operators.  To the extent that any decrease in revenues and/or any increase in operating expenses result in a facility not generating enough cash to make payments to us, the credit of our operator and the value of other collateral would have to be relied upon.

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

We may be required to fund certain expenses (e.g., real estate taxes, maintenance and capital improvements) to preserve the value of a facility, avoid the imposition of liens on a facility and/or transition a facility to a new operator.  In some instances, we may terminate our lease with an operator and relet the facility to another operator.  In such a  situation, we may provide working capital loans to and limited indemnification of the new operator.  If we cannot transition a leased facility to a new operator, we may take possession of that facility, which may expose us to certain successor liabilities.  Should such events occur, our revenue and operating cash flow may be adversely affected.

We are exposed to risks because the majority of our revenue (54.3% in 2006) is generated from a master lease with NHC.  Fourteen of our 23 owned properties are leased to NHC.  In the event NHC experiences a decline in profitability from their operations, NHC’s ability to pay our rent could be adversely affected.  If NHC defaults in its obligation to pay our rent timely, such event would have a material adverse effect on our financial results, carrying value of our assets and on our ability to pay dividends.

We are exposed to risks related to government regulations and the effect they have on our operators’ business.  Our operators’ businesses are affected by government reimbursement and private payor rates.  To the extent that any skilled nursing facility receives a significant portion of its revenues from governmental payors, primarily Medicare and Medicaid, such revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facility.  In recent years, governmental payors have frozen or reduced payments to health care providers due to budgetary pressures.  Changes in health care reimbursement will likely continue to be of paramount importance to federal and state authorities.  We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry.  There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors.  Significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on an operator’s liquidity, financial condition and results of operations, which could adversely affect the ability of an operator to meet its obligations to us.  In addition, the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the facility or the replacement of the operator licensed to manage the facility.

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

We depend on the success of future acquisitions, if any.  We could encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business.  If we agree to provide construction funding to an operator and the project is not completed, we may need to take steps to ensure completion of the project or we could lose the property.  Moreover, if we issue equity securities or incur additional debt, or both, to finance future acquisitions, it may reduce our per share financial results.  These costs may negatively affect our results of operations.

We are exposed to risks related to environmental laws and the costs associated with the liability related to hazardous substances.  Under various federal and state laws, owners or operators of real property may be required to respond to the release of hazardous substances on the property and may be held liable for property damage, personal injuries or penalties that result from environmental contamination.  These laws also expose us to the possibility that we may become liable to reimburse the government for damages and costs it incurs in connection with the contamination.  Generally, such liability attaches to a person based on the person’s relationship to the property.  Our tenants or borrowers are primarily responsible for the condition of the property and since we are a passive landlord, we do not “participate in the management” of any property in which we have an interest.  Moreover, we review environmental site assessment of the properties that we own or encumber prior to taking an interest in them.  Those assessments are designed to meet the “all appropriate inquiry” standard, which, we believe, qualifies us for the innocent purchaser defense if environmental liabilities arise.  Based upon such assessments, we do not believe that any of our properties are subject to material environmental contamination.  However, environmental liabilities, including mold, may be present in our properties and we may incur costs to remediate contamination, which could have a material adverse effect on our business or financial condition.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.  Changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations are creating uncertainty for companies such as ours.  The costs required to comply with such evolving laws are difficult to predict.  To maintain high standards of corporate governance and public disclosure, we intend to invest all reasonably necessary resources to comply with evolving standards.  This investment may result in an unforeseen increase in general and administrative expenses and a diversion of management time and attention from revenue-generating activities, which may harm our business, financial condition, or result of operations.

We are subject to risks associated with our obligation to purchase leasehold improvements and additions made by NHC as tenant to our real estate properties.  Our lease of fourteen properties to NHC has currently been extended until December 31, 2017.  Under the terms of the lease, at such time as NHC is no longer a tenant by virtue of lease terminations, then NHR shall purchase the bed additions paid for by NHC but unreimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost.  Also under the terms of the lease, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years.  NHC has submitted a listing of certain NHR owned properties expected to be expanded by NHC for which the construction cost is expected to total approximately $30,586,000.  Therefore, we would be required at that time of termination of our leases with NHC (or, if NHC financing is utilized, within two years after termination of our leases with NHC) to obtain financing or to use our own capital resources to purchase these bed additions.  The terms of such financing or the availability of our own capital at the time of such lease terminations cannot be determined at this time.

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

We and NHC jointly announced on December 21, 2006 that we have entered into an agreement and plan of merger that is expected to be completed during the summer of 2007.  Completion of the Merger is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of NHR and NHC.  There can be no assurance that such approvals will be granted.  Furthermore, in addition to the business risks described herein, there are material risk factors relating to the merger.  It is expected that both National Health Realty, Inc. and National HealthCare Corporation will hold  special meetings of each company’s shareholders at a future date to consider matters related to the merger agreement and that a joint proxy statement/prospectus will be issued by the companies.  When it is issued, we urge you to read carefully the joint proxy statement/prospectus, including the risk factors relating to the merger, the annexes and the documents incorporated by reference therein.  You also may want to consult with your accounting, legal and tax advisors.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Healthcare Facilities

The following table includes certain information regarding Healthcare Facilities which are owned by us and leased to others:

			Net Book	Base
		No. of	Value at	Annual
Name of Facility(1)	Location	Beds	Dec. 31, 2006	Rent (2)
Long-Term Care
The Aristocrat	Naples, FL	60	$ 3,464,880	$ 96,000
NHC HealthCare, Clinton	Clinton, SC	131	1,994,247	690,991
The Health Center at Coconut Creek	Coconut Creek, FL	120	6,705,989	775,000
The Health Center of Daytona Beach	Daytona Beach, FL	73	4,118,552	380,000
NHC HealthCare, Farragut	Farragut, TN	60	5,027,906	669,414
NHC HealthCare, Garden City	Murrells Inlet, SC	88	3,690,114	670,928
NHC HealthCare, Greenville	Greenville, SC	176	3,232,187	1,239,689
NHC HealthCare, Lexington	Lexington, SC	120	4,317,737	867,828
NHC HealthCare, Mauldin	Mauldin, SC	120	5,238,205	524,005
AdamsPlace	Murfreesboro, TN	90	3,633,970	564,755
The Imperial Health Care Center	Naples, FL	113	4,199,092	570,000
NHC HealthCare, North Augusta	North Augusta, SC	132	2,983,981	1,081,625
The Health Center of Windermere	Orlando, FL	120	5,042,145	535,000
NHC HealthCare, Parklane	Columbia, SC	120	4,978,812	787,808
Charlotte Harbor Health Care Center	Port Charlotte, FL	180	5,494,603	1,010,000
NHC HealthCare, West Plains	West Plains, MO	118	2,194,745	669,901

Assisted Living
The Place at Vero Beach	Vero Beach, FL	120	6,759,615	1,187,000
NHC Place/Anniston	Anniston, AL	68	3,212,163	344,147
AdamsPlace	Murfreesboro, TN	83	3,766,202	56,349
The Place at Merritt Island	Merritt Island, FL	84	4,914,610	765,000
The Place at Stuart	Stuart, FL	84	4,299,447	751,000
NHC Place/Farragut	Farragut, TN	84	6,235,309	225,965

Independent Living
AdamsPlace	Murfreesboro, TN	93	12,714,794	1,497,540

(1) Facilities that provide some combination of Assisted Living, Independent Living, and Long-Term Care are listed under each applicable category.

(2) Base annual rent excludes additional rent equal to three percent (3%) of the increase in gross revenues of the Healthcare Facilities commenced in 2000.  All leases are triple net leases.

Mortgage Notes

We own approximately seven mortgage notes representing approximately $12,541,000 loaned to the owners of approximately five nursing homes.  The loans were utilized by the initial owners to acquire land, then construct and equip the nursing homes, acquire existing nursing homes,  or to provide working capital.  The mortgage notes are secured by mortgages on each of the facilities.

Item 3.  Legal Proceedings

We are not subject to any significant pending litigation.  The HealthCare Facilities are subject to claims and lawsuits in the ordinary course of business.  Our lessees and mortgagees have indemnified us  against all liabilities arising from the operation of the Healthcare Facilities, and also indemnify us against environmental or title problems affecting the real estate underlying such facilities.  While there are lawsuits pending against certain of the mortgagees and/or lessees of the Healthcare Facilities, management believes that the ultimate resolution of all pending proceedings will have no material adverse effect on our financial position or results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

----------

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common  shares are listed on the American Stock Exchange (AMEX) under the symbol “NHR”.  On March 5, 2007 the last reported sale price for the Common Stock on the AMEX was $23.64.  As of December 31, 2006, we had approximately 3,400 shareholders, of which approximately 1,400 are holders of record with the balance indicated by security listing positions.

High and low stock prices and dividends for 2006 and 2005 were as follows:

	2006			2005
			Cash			Cash
	Sales Price		Dividends	Sales Price		Dividends
Quarter Ended	High	Low	Declared	High	Low	Declared
March 31	$20.950	$18.300	$.3325	$21.000	$17.660	$.3325
June 30	19.990	16.800	.3325	20.100	18.200	.3325
September 30	20.410	18.420	.3325	20.230	18.450	.3325
December 31	25.300	19.290	.4325	20.980	18.000	.4325

Dividends

In order to qualify for the beneficial tax treatment accorded to a REIT, we must make quarterly distributions to holders of our common stock equal on an annual basis to at least 90% of our REIT taxable income (excluding net capital gains), as defined in the Code.  Cash available for distribution to our stockholders is primarily derived from interest payments received on our mortgages and from rental payments received under our leases.  All distributions will be made by us at the discretion of the Board of Directors and will depend on our cash flow and earnings, our financial condition, bank covenants and such other factors as the Board of Directors deems relevant.  Our REIT taxable income is calculated without reference to our cash flow.  Therefore, under certain circumstances, we may not have received cash sufficient to pay our required distributions.

No Equity Purchase Plans

We did not purchase any of our equity securities in 2006, nor do we have any publically announced plans or programs to do so.

Proposed Merger Agreement between NHR and National HealthCare Corporation - Resulting Cessation of Business

On December 21, 2006, NHR and National HealthCare Corporation (NHC) announced that they have entered into an agreement and plan of merger.  Completion of the merger, which is expected to occur in the summer of 2007, is subject to approval by shareholders of both NHC and NHR, including a majority of the shares of NHR held by holders not affiliated with NHC.  The merger will be preceded by and conditioned upon an internal reorganization of NHR, which will also be subject to approval by the NHR shareholders.  If the merger is completed, NHR will cease to exist as a REIT and as a separate business.

It is expected that both National Health Realty, Inc. and National HealthCare Corporation will hold special meetings of each company’s shareholders at a future date to consider matters related to the merger agreement and that a joint proxy statement/prospectus, including annexes and documents incorporated by reference, will be issued by the companies.

Item 6.  Selected Financial Data

	Year Ended December 31
	2006	2005	2004	2003	2002
	(dollars in thousands, except share and per share amounts)
Net revenues	$ 20,137	$ 19,772	$ 20,191	$ 24,508	$ 24,549
Net income	12,407	11,277	11,435	11,845	8,498
Net income per share
Basic	1.25	1.14	1.19	1.24	.89
Diluted	1.25	1.14	1.16	1.21	.87

Mortgages and other notes receivable	12,541	13,207	13,553	44,595(a)	65,562(a)
Real estate properties, net	109,363	115,054	120,926	126,931	138,963
Total assets	140,305	142,755	150,032	182,878	214,941
Long term debt	8,750	10,450	16,150	47,820(a)	79,488(a)
Total stockholders’ equity	112,385	112,390	113,998	114,242	114,476

Common shares outstanding	9,951,864	9,939,463	9,699,108	9,590,588	9,570,323

Weighted average common shares
Basic	9,942,803	9,853,490	9,594,852	9,575,546	9,570,323
Diluted	9,950,022	9,881,484	9,822,823	9,757,238	9,770,730

Common dividends declared per share	$ 1.43	$ 1.43	$ 1.41	$ 1.49	$ 1.33

(a)Approximately $21,982,000 and $30,384,000 of 10.25% notes receivable were prepaid to us in November 2003 and February 2004, respectively. We used the proceeds of the prepayments to pay down our long-term debt.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998. Currently NHR, through its subsidiary NHR/OP, L.P. (the Operating Partnership), owns the real estate of 23 healthcare facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Healthcare Facilities), and owns six first promissory notes with principal balances totaling $12,541,000 (the Notes) at December 31, 2006 and secured by the real property of healthcare facilities.  Our revenues are derived primarily from rent and interest income from these real estate properties and mortgage notes receivable. Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 lease properties and guarantees the lease payments on the remaining nine lease properties.

Relationship With National HealthCare Corporation

The majority of our properties were transferred from NHC at our inception in 1997.

We have an advisory services agreement with NHC pursuant to which a subsidiary of NHC provides us with investment advice, office space and personnel. NHC owns or manages a total of 74 long-term healthcare facilities with 9,245 beds in 10 states.  NHC is NHR’s primary tenant, operating ten of our licensed skilled nursing facilities, three assisted living facilities and one independent living center, the real estate of which facilities is owned by NHR.

NHC, in its role as Advisor, is subject to the supervision of and policies established by our Board of Directors.  The Advisory Agreement expired December 31, 2003 and thereafter is renewed from year to year unless earlier terminated. Either party may terminate the Advisory Agreement at any time on 90 days written notice, and we may terminate the Advisory Agreement for cause at any time.

Proposed Merger Agreement Between NHR and National HealthCare Corporation

On December 20, 2006, National Health Realty, Inc. and National HealthCare Corporation and its wholly-owned subsidiaries, NHC/OP, L.P. and Davis Acquisition Sub LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement and subject to receipt of the required stockholder vote, National Health Realty, Inc. will consolidate with its wholly-owned subsidiary New NHR, Inc., as the result of which a new Maryland corporation (the “Consolidated Company”) will be formed.  Subject to the receipt of the required stockholder vote for each of NHR and NHC and consummation of certain other transactions specified in the Merger Agreement, the Consolidated Company will be merged with and into Davis Acquisition Sub LLC (the “Merger”) which will continue as a wholly-owned subsidiary of NHC/OP, L.P. and shall succeed to and assume all the rights and obligations of the Consolidated Company.

Pursuant to the Merger Agreement, each outstanding common share of the Consolidated Company not owned by National HealthCare Corporation, Davis Acquisition Sub LLC or NHC/OP, L.P. will be converted into the right to receive one share of National HealthCare Corporation Series A Convertible Preferred Stock (the “Preferred Stock”), plus $9.00 in cash, and a special dividend for the period from January 1, 2007 until the closing of the Merger.  Each share of the Preferred Stock will be entitled to cumulative annual preferred dividends of $0.80 per share and will have a liquidation preference of $15.75 per share.  The Preferred Stock will be listed on the American Stock Exchange and will be convertible at any time at the option of the holder into 0.24204 shares of National HealthCare Corporation common stock, subject to adjustment.

It is expected that both National HealthCare Corporation and National Health Realty, Inc. will hold special meetings of each company’s stockholders at a future date to consider matters related to the Merger Agreement and that a joint proxy statement/prospectus will be issued by the companies.

The board of directors of National Health Realty, Inc. has approved the Merger Agreement and the Merger and has determined that the Merger is in the best interest of National Health Realty, Inc. stockholders.  The board believes that the merger consideration represents a premium on the trading price of NHR’s common stock.  NHR’s common stock was trading at a 20 day average of $21.05 per share prior to the execution and announcement of the Merger Agreement.  The per share merger consideration (a cash payment of $9.00 and a share of Preferred Stock with a liquidation preference of $15.75) represents, on its face, (1) a 17.58% premium over the average closing stock price of $21.05 on the 20 trading days prior to the Merger announcement and (2) a 15.93% premium over the closing price of $21.35 of NHR’s common stock on December 19, 2006, the last trading day prior to the execution of the Merger Agreement.  The merger will provide stockholders of NHR with ownership in a company with a larger and more diversified asset and equity base, and with greater access to capital.  The board believes that the merger allows the stockholders of NHR to receive the Preferred Stock with many of the same dividend characteristics as the NHR stock, but with a greater potential for growth and appreciation.  Following the merger, NHC and NHR are expected to achieve operational efficiencies and eliminate duplication of functions between the two companies.

Completion of the Merger, which is expected to occur in the summer of 2007, is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of National HealthCare Corporation of the NHC proposal and shareholders of National Health Realty, Inc. of the NHR proposal.  There can be no assurance that such approvals will be granted.

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

Our significant accounting policies and the associated estimates and the issues which impact these estimates are as follows:

Revenue Recognition - Mortgage Interest and Rental Income

We collect interest and rent from our customers.  Generally our policy is to recognize revenues on an accrual basis as earned.  However, we may in the future determine that, based on insufficient historical collections and the lack of expected future collections, revenue for interest or rent is not realizable until collected.  For any such nonperforming investments, our policy is to recognize interest or rental income only in the period when payments are received.  If conclusions as to the realizibility of revenue change, our revenues could vary significantly from period to period.

Valuations of and Impairments to Our Investments

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management.  We monitor the liquidity and credit worthiness of our tenants and borrowers on an on-going basis.  For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  Recognition of an impairment is based upon estimated discounted future cash flows from a property compared to the carrying value of the property.  For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of contractual loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15".  While we believe that the carrying amounts of our properties and notes receivable are recoverable and realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

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

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2006, our ratio of debt to capitalization (debt compared to debt plus equity) was 7.3%.  Our debt consists of a unsecured bank term loan which was assigned to National Health Investors, Inc. on February 3, 2006.  The assigned loan as amended requires monthly interest payments at the interest rate of 30 day LIBOR plus 1.00% (6.35% at December 31, 2006).  The unpaid principal ($8,750,000 at December 31, 2006) is due at maturity (January 2, 2008).  The loan agreements require that we maintain specified operating ratios and stockholders’ equity.  We believe that our operating cash flows and borrowing capacity will be adequate to repay this obligation.

Leases

We lease our 23 healthcare facilities to various lessees: 14 properties are leased to NHC, and nine properties that were previously leased to NHC prior to October 1, 2000 are leased to nine separate lessees not related to NHC or NHR.  With respect to these nine properties, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to us.  Lease payments made to us from the new lessees are credited against NHC’s overall rent obligation.  At December 31, 2006, all payments are current.

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

The leases have also been amended to provide that if NHC pays for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by NHC for the construction of the addition.  Revenues produced within the addition shall be excluded from any percentage rent calculation.  At such time as NHC is no longer a tenant by virtue of lease terminations then NHR shall purchase the bed additions paid for by NHC but un-reimbursed by NHR for the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost.  In addition, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate interest only note at the prime rate of interest for a period of up to two years.  NHC has submitted a listing of certain NHR owned properties expected to be expanded by NHC for which the construction cost is expected to total approximately $30,586,000.  See the discussion of commitments below.

FCC Notes and Bank Credit Facility Prepayments

On February 27, 2004, we received prepayment of the entire balance (approximately $30,384,000) of our 10.25% notes receivable from Florida Convalescent Centers, Inc. or affiliates (FCC) of Sarasota, Florida.  The notes were scheduled to mature on October 31, 2004.

The proceeds of the prepayments plus cash on hand were used to pay 100% (approximately $31,175,000) of the then outstanding credit facility debt, which had a then current interest rate of 3.10%.

Sources and Uses of Funds

Cash Flows from Operating Activities - Our leasing and mortgage services generated net cash from operating activities during 2006 in the amount of $19,205,000 compared to $18,716,000 in 2005 and $19,000,000 in 2004. Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provisions for realty and loan losses, if any, and non-cash gains on sales of real estate, if any, adjusted by working capital changes.

Cash Flows from Investing Activities - Our investing activities provided $755,000 of cash flows in 2006 compared to $346,000 in 2005 and $31,253,000 in 2004.  Collections (ordinarily regular amortization) of mortgage notes receivable totaled $666,000 in 2006 compared to $346,000 in 2005 and $31,042,000 in 2004.  The 2004 collections include the prepayment of approximately $30,384,000 of notes receivable from FCC.  Distributions from an unconsolidated investment totaled $89,000 in 2006 compared to none in 2005 and $67,000 in 2004.

Cash Flows from Financing Activities - Net cash used in financing activities totaled $17,477,000 in 2006 compared to $19,277,000 in 2005 and $46,851,000 in 2004.  Payments on debt totaled $1,700,000 in 2006, $5,700,000 in 2005 and $48,670,000 in 2004.  The 2005 and 2004 payments included $4,000,000 and $46,097,000 of prepayments,  respectively.  Our current debt agreement does not require principal payments until maturity on January 2, 2008.  However, we made principal payments of $1,700,000 in 2006.  The prepayments in 2004 were made from the proceeds of early payments of $30,348,000 of our notes receivable and from $17,000,000 of new borrowings.

Net cash used in financing activities in 2006 also includes $14,219,000 to pay dividends to shareholders ($13,873,000 in 2005 and $14,293,000 in 2004) and $1,738,000 to pay cash distributions to minority partners of our operating partnership ($1,714,000 in 2005 and $1,813,000 in 2004).  Cash provided from financing activities includes $180,000 from the exercise of stock options ($2,010,000 in 2005 and $925,000 in 2004).

Off Balance Sheet Arrangements

We currently have no outstanding guarantees or letters of credit.  We may or may not elect to use financial derivative instruments to hedge interest rate exposure.  At December 31, 2006, we did not participate in any such financial instruments.

Commitments

At such time as our lease with NHC is terminated for any reason, we are committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us.  Our lease with NHC currently expires on December 31, 2017, with an option granted to NHC to extend the lease for an additional ten years at fair market value.

The fair market value of any additions shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost.  In addition, NHC agrees, at NHR’s request, to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years.  Additions at six centers costing approximately $30,586,000 are currently planned.  At December 31, 2006, NHC has reported to us that expansion construction is completed at three centers (cost $13,207,000) and is underway at two centers (expected total cost of $10,976,000, $7,604,000 incurred).  Construction of the sixth addition is expected to begin in 2007 (estimated cost to complete, $6,403,000).  The amount of this potential commitment, if any, cannot be determined at this time.

We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust. Such requirements necessitate that at least 90% of our taxable income be distributed annually. The primary source for distributions will be rental and interest income we earn on the real property and mortgage notes receivable.  Regular dividends in the amount of $1.33 per common share and a special dividend in the amount of $.10 per common share were declared for payment for 2006 of which $4,830,000 remains unpaid at December 31, 2006.

Dividends and Distributions

NHR - Under the proposed Merger Agreement with NHC, NHR is permitted to make a special dividend payable immediately prior to the consummation of the Merger in an amount equal to the dividend that the Company would have declared and paid in the ordinary course of business for the portion fo 2007 preceding the effective time of the Merger, in order to qualify as a REIT for its 2007 taxable year, if NHR had not entered into the Merger Agreement.

Our contractual cash obligations for periods subsequent to December 31, 2006 are as follows:

		Less than
(in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
Long-term debt - principal	$8,750	$ —	$8,750	$ —	$ —
Long-term debt - interest	554	552	2	—	—
Advisory Agreement	500	500	—	—	—
Total Contractual Cash Obligations	$9,804	$1,052	$8,752	$ —	$ —

The commitments to purchase, upon termination or expiration of our lease agreements with NHC, improved properties at their fair values has been excluded from the above table because the amounts are not estimable and are dependent on events that have not yet occurred.

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2007 and the foreseeable future.

Please see “Proposed Merger Agreement between NHR and National HealthCare Corporation” above.  If the merger is completed as proposed, NHR will cease to exist as a REIT and as a separate business.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net income for the year ended December 31, 2006 is $12,407,000 versus $11,277,000 for the same period in 2005, an increase of 10.0%. Diluted net income per common share increased four cents or 9.6% to $1.25 in 2006 from $1.14 in 2005.

Total revenues for the year ended December 31, 2006 increased $365,000 or 1.8% to $20,137,000 from $19,772,000 for the year ended December 31, 2005. Revenues from rental income increased $636,000 or 3.7% when compared to the same period in 2005. Revenues from mortgage interest decreased $271,000 or 11.2% in 2006 as compared to the same period in 2005.

The increase in rental income is due to the recognition of $1,972,000 of percentage rent compared to $1,363,000 in the prior year and $63,000 of expansion rent compared to $35,000 in the prior year.  Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each year after 1999 exceed the gross revenues of such health care facility in 1999, as defined in the lease agreement.  Expansion rent, which is due when the costs of certain construction additions are funded by the tenant, is .75% of the construction costs incurred for additions to one of our properties.

The decrease in mortgage interest income is due to the reductions in the principal of mortgage notes due to regular monthly amortization offset in part due to increased interest rates due to variable rate notes receivable.

Total expenses for the year ended December 31, 2006 decreased $608,000 or 7.9% to $7,080,000 from $7,688,000 for the year ended December 31, 2005. Interest expense decreased $117,000 or 16.2% in 2006 as compared to the 2005 period. Depreciation of real estate decreased $181,000 or 3.1%. General and administrative costs decreased $310,000 or 28.3%.

Interest expense declined due primarily to the payment of principal on our debt.  We prepaid $4,000,000 of our credit facility debt in the fourth quarter of 2005.  Furthermore, we are reducing the principal balance of our term loan by $425,000 per quarter.  Decreases in interest on lower balances were offset in part due to the interest rate on variable rate debt being greater in the 2006 period.  The average effective interest rate on variable rate debt is 6.1% in 2006 compared to 4.9% in 2005.

General and administrative expenses decreased primarily due to franchise tax expense credits of $798,000 related to statute expirations.  The decrease was offset in part due to increases in legal fees, professional fees, and related increased director fees all totaling $515,000 related to the potential merger with NHC.

Non-operating income which is composed primarily of net revenues from investments in marketable securities,  interest income on bank deposits and equity in losses of an unconsolidated investment increased by $293,000 or 51.5% to $862,000 for 2006 compared to $569,000 for 2005.  The increase is due primarily to increased dividends on investments and the one-time recognition of a loan renewal fee on certain of our notes receivable.

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

The increase in rental income is due primarily to the recognition of $1,363,000 of percentage rent compared to $1,295,000 in the prior year and $36,000 of expansion rent compared to -0- in the prior year.  Percentage rent is calculated as 3% of the amount by which gross revenues of each leased health care facility in each year after 1999 exceed the gross revenues of such health care facility in 1999, as defined in the lease agreement.  Expansion rent, which is due when the costs of certain construction additions are funded by the tenant, is .75% of the construction costs incurred for additions to one of our properties.

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

General and administrative expenses increased primarily due to increases in advisory fees, indemnification insurance, audit fees and expenses related to the cashless  exercise of directors’ stock options in the current year.  Prior year general and administrative expenses included $252,000 for a transaction that did not materialize.

Non-operating income which is composed primarily of net revenues from investments in marketable securities  and interest income on bank deposits increased $113,000 or 24.8% for 2005 compared to 2004.  The increase is due primarily to increased dividends on investments compared to the prior year.

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

Our funds from operations for the year ended December 31, 2006, on a basic and diluted basis was $16,821,000, an increase of $312,000 as compared to $16,509,000 for the same period in 2005.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO per share assumes, if dilutive and if any, the conversion of convertible subordinated debentures, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

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

The following table reconciles net income applicable to common stockholders to funds from  operations applicable to common stockholders:

(in thousands, except share and per share amounts)

Year Ended December 31,	2006	2005	2004

Net income	$ 12,407	$ 11,277	$ 11,435
Adjustments:
Real estate depreciation	5,691	5,872	5,966
Gain on sale of real estate	—	—	(105)
Minority interest in NHR/OP, L.P.’s share of add
back for real estate related depreciation and
gain on sale of real estate	(620)	(640)	(653)
Funds from operations applicable to common stockholders	$ 17,478	$ 16,509	$ 16,643

Basic funds from operations per common share	$ 1.76	$ 1.68	$ 1.73
Diluted funds from operations per common share	$ 1.76	$ 1.67	$ 1.69

Weighted average common shares:
Basic	9,942,803	9,853,490	9,594,852
Diluted	9,950,022	9,881,484	9,822,823

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for the impact of new accounting standards.

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

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” will,” “anticipates,” “ expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof.  All forward-looking statements included in this report are based on information available to use on the date hereof.  These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements.  These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements.  These risks and uncertainties include (without limitation) the following:

•

general distress of the healthcare industry;

•

the effect of economic and market conditions and changes in interest rates;

•

access to the capital markets and the cost of capital;

•

increasing competition adversely impacting the availability, amount and yield of any additional investments;

•

deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•

lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•

government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•

the ability of our tenants to repay deferred rent or loans in future periods;

•

the ability of our tenants to obtain and maintain adequate liability and other insurance;

•

our ability to attract new tenants for certain facilities;

•

our ability to sell certain facilities for their book value;

•

changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•

the risk factors set forth under the caption “Risk Factors” in Item 1A.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  Approximately $7,593,000 of our mortgage and other notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in market interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $4,948,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%).  Because the interest rate of these instruments are variable, a hypothetical 10% change in market interest rates would result in a related increase or decrease in annual interest income of approximately $51,000.

As of December 31, 2006, all of our long-term debt ($8,750,000) bears interest at floating interest rates.  Because the interest rates of these instruments are variable, a hypothetical 10% increase in interest rates would result in additional annual interest expense of $56,000 and a 10% reduction in interest rates would result in annual interest expense declining $56,000.

We currently do not use any derivative instruments to hedge interest rate or other risks.  We do not use derivative instruments for trading purposes.  The future use of such instruments would be subject to strict approvals by our senior officers.  Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

Equity Price Risk

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders’ equity in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $743,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately $743,000.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

National Health Realty, Inc.:

Murfreesboro, Tennessee

We have audited the accompanying consolidated balance sheets of National Health Realty, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Health Realty, Inc. and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Health Realty, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 16, 2007

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(57,869)	(52,178)
Real estate properties, net	109,363	115,054

Mortgage and other notes receivable	12,541	13,207
Interest and rent receivable	195	247
Cash and cash equivalents	10,652	8,169
Marketable securities	7,425	5,841
Other assets	129	237
Total Assets	$140,305	$142,755

LIABILITIES
Debt	$ 8,750	$ 10,450
Accounts payable and other accrued expenses	993	1,513
Accrued interest	48	52
Dividends payable	4,304	4,299
Distributions payable to minority interest partners	526	526
Total Liabilities	14,621	16,840

Commitments, contingencies and guarantees

Minority interests in consolidated subsidiaries	13,299	13,525

STOCKHOLDERS’ EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	—	—
Common stock, $.01 par value;
75,000,000 shares authorized; 9,951,864 and
9,939,463 shares, respectively, issued and outstanding	99	99
Capital in excess of par value of common stock	138,696	138,468
Cumulative net income	89,325	76,918
Cumulative dividends	(119,677)	(105,453)
Unrealized gains on marketable securities	3,942	2,358
Total Stockholders’ Equity	112,385	112,390
Total Liabilities and Stockholders’ Equity	$140,305	$142,755

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

Year Ended December 31,	2006	2005	2004

REVENUES:
Rental income	$ 17,995	$ 17,359	$ 17,255
Mortgage interest income	2,142	2,413	2,831
Gain on sale of real estate	—	—	105
	20,137	19,772	20,191

EXPENSES:
Interest	604	721	781
Depreciation of real estate	5,691	5,872	5,966
Amortization of loan costs	—	—	8
General and administrative	785	1,095	1,027
	7,080	7,688	7,782

INCOME BEFORE NON OPERATING INCOME AND MINORITY
INTERESTS IN CONSOLIDATED SUBSIDIARIES	13,057	12,084	12,409

NON-OPERATING INCOME (investment and interest income)	862	569	456

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(1,512)	(1,376)	(1,430)

NET INCOME	$ 12,407	$ 11,277	$ 11,435

NET INCOME PER COMMON SHARE:
Basic	$ 1.25	$ 1.14	$ 1.19
Diluted	$ 1.25	$ 1.14	$ 1.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	9,942,803	9,853,490	9,594,852
Diluted	9,950,022	9,881,484	9,822,823

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,407	$ 11,277	$ 11,435
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of unconsolidated investment	53	—	—
Depreciation of real estate	5,691	5,872	5,966
Gain on sale of real estate	—	—	(105)
Amortization and write-off of loan costs	—	—	8
Minority interests in consolidated subsidiaries	1,512	1,376	1,430
Stock option compensation	48	—	—
Decrease in interest and rent receivable	52	120	36
(Increase) decrease in other assets	(34)	—	57
Increase (decrease) in accounts payable and accrued liabilities	(524)	71	173
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,205	18,716	19,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate properties	—	—	144
Collection and sale of mortgage notes receivable	666	346	31,042
Distribution from unconsolidated investment	89	—	67
NET CASH PROVIDED BY INVESTING ACTIVITIES	755	346	31,253

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	—	17,000
Payments on debt	(1,700)	(5,700)	(48,670)
Dividends paid to stockholders	(14,219)	(13,873)	(14,293)
Distributions paid to minority partners	(1,738)	(1,714)	(1,813)
Proceeds from stock option exercises	180	2,010	925
NET CASH USED IN FINANCING ACTIVITIES	(17,477)	(19,277)	(46,851)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,483	(215)	3,402
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,169	8,384	4,982
CASH AND CASH EQUIVALENTS, END OF YEAR	$ 10,652	$ 8,169	$ 8,384

SUPPLEMENTAL INFORMATION:
Cash payments for interest	$ 608	$ 722	$ 738

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
								Unrealized
	Cumulative Convertible				Capital in			Gains on	Total Stock-
	Preferred Stock		Common stock		Excess of	Cumulative	Cumulative	Marketable	holders’
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity
BALANCE AT 12/31/03	—	—	9,590,588	96	135,536	54,206	(77,711)	2,115	114,242
Net income	—	—	—	—	—	11,435	—	—	11,435
Unrealized gains on marketable
securities	—	—	—	—	—	—	—	967	967
Total comprehensive income									12,402
Exercise of stock options	—	—	108,520	1	924	—	—	—	925
Dividends to common share-
holders ($1.41 per share)	—	—	—	—	—	—	(13,571)	—	(13,571)

BALANCE AT 12/31/04	—	—	9,699,108	97	136,460	65,641	(91,282)	3,082	113,998
Net income	—	—	—	—	—	11,277	—	—	11,277
Unrealized gains on marketable
securities	—	—	—	—	—	—	—	(724)	(724)
Total comprehensive income									10,553
Exercise of stock options	—	—	240,355	2	2,008	—	—	—	2,010
Dividends to common share-
holders ($1.43 per share)	—	—	—	—	—	—	(14,171)	—	(14,171)
BALANCE AT 12/31/05	—	—	9,939,463	$ 99	$138,468	$76,918	$(105,453)	$2,358	$112,390

Net income	—	—	—	—	—	12,407	—	—	12,407
Unrealized gains on marketable
securities	—	—	—	—	—	—	—	1,584	1,584
Total comprehensive income									13,991
Stock option compensation expense	—	—	—	—	48	—	—	—	48
Exercise of stock options	—	—	12,401	—	180	—	—	—	180
Dividends to common share-
holders ($1.43 per share)	—	—	—	—	—	—	(14,224)	—	(14,224)
BALANCE AT 12/31/06	—	—	9,951,864	$ 99	$138,696	$89,325	$(119,677)	$3,942	$112,385

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NOTE 1.  ORGANIZATION

National Health Realty, Inc. (NHR, Inc.) is a Maryland real estate investment trust (REIT) that was incorporated on September 26, 1997.  NHR/OP, L.P. is a Delaware limited partnership that is the operating entity of NHR, Inc.  NHR, Inc. owns an 88% limited partnership interest and, through a qualified REIT subsidiary, a 1% general partnership interest in NHR/OP, L.P.  NHR, Inc. and NHR/OP, L.P. are collectively referred to herein as “NHR”.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Real Estate Properties - We record properties at cost.  Real property transferred from National HealthCare Corporation (NHC) was recorded at NHC's net book value at the date of transfer in 1997.  We use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives as follows:

Buildings	40 Years
Improvements	5 Years to 25 Years

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), we evaluate the recoverability of the carrying values of our properties on a property by property basis.  On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable.  The need to recognize an impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property.  If recognition of an impairment is necessary, it is measured as the amount by which the carrying value of the property exceeds the fair value of the property with fair value estimated based on discounted net cash flows.

Mortgage and Other Notes Receivable - In accordance with Statement of Financial Accountant Standards No. 114, “Accounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15” (SFAS 114), NHR evaluates the carrying values of its mortgage and other notes receivable on an instrument by instrument basis.  On a quarterly basis, NHR reviews its notes receivable for recoverability when events or circumstances, including the non-receipt of contractual principal and interest payments, significant deteriorations of the financial condition of the borrower, significant adverse changes in the value of collateral, significant adverse changes in the long-term care industry and significant adverse changes in general economic conditions, indicate that the carrying amount of the note receivable may not be recoverable.  If necessary, an impairment is measured as the amount by which the carrying amount exceeds the discounted cash flows expected to be received under the note receivable or, if foreclosure is probable, the fair value of the collateral securing the note receivable.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Cash and Cash Equivalents - Cash and cash equivalents consist of all highly liquid investments with a maturity of three months or less when purchased.

Federal Income Taxes - We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended.  Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our annual REIT taxable income to our stockholders and meet other requirements to continue to qualify as a REIT.  Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would have a material adverse impact on our financial position, results of operations and cash flows.

The primary difference between the tax basis and the reported amounts of our assets and liabilities is a higher tax basis than book basis (by approximately $27,845,000) in our real estate properties.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in the basis of assets and differences in the estimated useful lives used to compute depreciation expense.

Federal Excise Taxes - We are subject to a federal excise tax computed on a calendar year basis. The excise tax equals 4% of the amount by which 85% of our ordinary taxable income plus 95% of any capital gain income for the calendar year exceeds our cash distributions to shareholders during the calendar year, as defined.  We have made no provision for excise tax in the consolidated financial statements because we believe no tax is probable of payment.

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

Our financial instruments, principally our investments in mortgage and other notes receivable, are subject to the possibility of loss of the carrying values as a result of either the failure of other parties to perform according to their contractual obligations or changes in market prices which may make the instruments less valuable.  We obtain various collateral and other protective rights, and continually monitor these rights, in order to reduce such possibilities and the amount of any loss.

Marketable Securities - NHR’s investments in marketable securities include available for sale securities.  Unrealized gains and losses on available for sale securities are recorded in stockholders' equity in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115).

NHR evaluates its marketable securities for other-than-temporary impairments consistent with the provisions of SFAS 115 and EITF 03-1 and related interpretations.

Deferred Costs - Costs incurred to acquire financings are amortized by the interest method over the term of the related debt.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Rental Income - We recognize rental income based on the terms of our operating leases.  Under certain of our leases, we receive contingent rent, which is based on the increase in revenues of a lessee over a base year.  We recognize contingent rent annually or monthly, as applicable, when, based on the actual revenue of the lessee, receipt of such income is assured.  We identify leased real estate properties as nonperforming if a required payment is not received within 30 days of the date it is due.  Our policy related to rental income on non-performing leased real estate properties is to recognize rental income in the period when the income is received.

Mortgage Interest Income - We recognize mortgage interest income based on the contractual interest rates and principal amounts outstanding of the mortgage notes receivable.  We identify loans as nonperforming if a required payment is not received within 30 days of the date it is due.  Our policy related to mortgage interest income on nonperforming mortgage loans is to recognize mortgage interest income in the period when the income is received.

Investment and Interest Income - Investment and interest income includes dividends received from our investment in NHI common stock, a one-time recognition of loan renewal fee and interest earned on cash and cash equivalents.

Stock-Based Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans.  We adopted the disclosure-only provisions of SFAS 123 and accordingly, prior to January 1, 2006, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated for the adoption of SFAS 123(R).  See Note 10 for additional disclosures about our stock option plan.

For periods prior to adoption of SFAS 123(R), SFAS 123 required us to determine pro forma net income and earnings per share as if compensation cost for our employee stock option and stock purchase plans had been determined based upon fair values at the grant date.  These pro forma amounts for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(dollars in thousands,
	except per share amounts)
Net income - as reported	$11,277	$11,435
Less compensation cost that would
be recognized under fair value method	69	54
Net income - pro forma	$11,208	$11,381

Net earnings per share - as reported
Basic	$ 1.14	$ 1.19
Diluted	$ 1.14	$ 1.16

Net earnings per share - pro forma
Basic	$ 1.14	$ 1.19
Diluted	$ 1.13	$ 1.16

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Comprehensive Income - Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the consolidated financial statements.  We report our comprehensive income in the consolidated statements of stockholders’ equity.

New Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board “FASB” issued FASB Statement No. 154, Accounting for Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement”.  We have adopted the new standard effective for accounting changes and correction of errors made in fiscal years beginning January 1, 2006.  Adoption of this pronouncement has not had a significant impact on the Company’s consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109."  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than a 50% likelihood of being realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 is not expected to have a material impact on our results of operations or financial position.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NOTE 3.  RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

Transfer of Assets - On December 31, 1997, we issued 8,237,423 shares of NHR, Inc. common stock and 1,310,194 units of NHR/OP, L.P. to NHC in exchange for certain assets including mortgage notes receivable (book value of $94,439,000) and the real property of 16 long-term care centers, six assisted living facilities and one independent living center (total book value of $144,615,000) and related liabilities (total book value of $86,414,000).  NHC simultaneously distributed all of the common stock of NHR, Inc. and NHR/OP, L.P. units to the NHC unitholders.

Leases - Concurrent with NHC’s conveyance of the real property to NHR, NHR leased to NHC each of the facilities for an initial term expiring December 31, 2007.  On August 1, 2005, NHC elected to exercise its option to extend the term of its leases of properties from us for two additional five year terms until December 31, 2017.  The leases were also amended to grant NHC an option to renew the leases at fair market value (as defined in the lease agreement) for a second extended term of ten years until December 31, 2027, assuming no defaults.

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

During the remaining initial term and each renewal term, NHC is obligated to pay NHR annual base rent on the facilities.  In addition to base rent, in each year after 1999, NHC is obligated to pay percentage rent to NHR equal to 3% of the amount by which gross revenues of each NHR leased health care facility in such later year exceeds the gross revenues of such health care facility in the base year of 1999.  During 2006, 2005 and 2004, we recognized $1,972,000, $1,363,000, and $1,295,000 of percentage rent from NHC.  Each lease with NHR is a “triple net lease” under which NHC is responsible for paying all taxes, utilities, insurance premium costs, repairs and other charges relating to the operation of the facilities.  NHC is obligated at its expense to maintain adequate insurance on the facilities’ assets.  Total rental income from NHC (including the nine Florida healthcare facilities referred to below) was $17,995,000, $17,359,000, and $17,255,000 during 2006, 2005, and 2004, respectively.  Rent derived from the nine Florida facilities totaled approximately $6,612,000 in 2006, $6,178,000 in 2005, and $6,069,000 in 2004.

On October 1, 2000, NHC terminated its individual leases on nine Florida long-term care facilities.  However, NHC remains obligated under its master lease agreement and continues to remain obligated to make the lease payments to NHR on the nine Florida long-term care facilities.  Also effective October 1, 2000, the facilities were leased by NHR under a five year term to nine separate limited liability corporations, none of which are owned or operated by NHC.  In 2005, the leases were extended through December 31, 2010.  Lease payments to NHR from the new lessees offset NHC’s lease obligations pursuant to the master operating lease.  Since October 1, 2000, the nine separate limited liability corporations have made all required lease payments to NHR, and NHC has not been required to make any lease payments with respect to those nine properties.

NHC has a right of first refusal with us to purchase any of the properties transferred from NHC should we receive an offer from an unrelated party during the term of the lease or up to 180 days after termination of the related lease.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

At December 31, 2006, the approximate future minimum base rent commitments (which exclude percentage rents) to be received by us on non-cancelable operating leases are as described in the following table.  Base rent on the nine Florida healthcare facilities of $6,505,000 per year is included because NHC guarantees the lease payments through 2017.

2007	$15,960,000
2008	15,960,000
2009	15,960,000
2010	15,960,000
2011	15,960,000
Thereafter	$99,760,000

The leases have also been amended to provide that if NHC pays for the construction of a bed addition, then the existing annual rent for that center will be increased by .75% of the cost paid by NHC for the construction of the addition.  Total expansion rent income from NHC totaled $63,000 in 2006 (none in 2005).  Revenues produced within the addition shall be excluded from any percentage rent calculation.  At such time as NHC is no longer a tenant by virtue of lease terminations or expiration then NHR shall reimburse to NHC the fair market value of the bed additions constructed by NHC.  The fair market value shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost.  In addition, NHC agrees at NHR’s request to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years.  NHC has submitted a listing of six NHR owned properties which are to be expanded by NHC for which the construction cost is expected to total approximately $30,586,000.  At December 31, 2006, NHC has reported to us that expansion is completed at three centers ($13,207,000) and is underway at two centers (expected cost $10,976,000; incurred $7,684,000).  Construction of the sixth addition is expected to begin in 2007 (estimated cost to complete, $6,403,000).

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

Prior to the August 1, 2005 revision, the Advisory Agreement had provided that for its services under the Advisory Agreement, NHC was entitled to annual compensation of the greater of 2% of our gross consolidated revenues or the actual expenses incurred by NHC.  During 2006, 2005, and 2004, our compensation to NHC under the Advisory Agreement was $524,000, $508,000, and $411,000, respectively.

Prior to November 1, 2004 the NHR Advisory Agreement provided that we could not, without the prior approval of National Health Investors, Inc. (NHI), be actively or passively engaged in the pursuit of additional investment opportunities.  Because NHC is no longer the advisor to NHI, the restriction on NHR’s investment activities has been removed.  See Note 15 to the consolidated financial statements regarding the proposed merger agreement between NHR and NHC.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

              The following table presents summarized financial information for NHC (unaudited):

	2006	2005	2004
Balance Sheet Data:	(dollars in thousands, except per share amounts)
Current assets	$290,611	$260,579	$227,734
Total Assets	471,477	410,625	373,117
Current liabilities	168,548	147,191	128,605
Long-term obligations	21,967	27,571	30,726
Deferred lease credits	6,058	6,154	5,452
Deferred revenue	25.762	25,465	25,112
Minority interest	—	1,185	874
Stockholders’ capital	249,142	203,059	182,348

Income Statement Data:
Net revenues	$562,958	$542,381	$521,829
Total cost and expenses	508,679	495,691	481,774
Income before income taxes	54,279	46,690	40,055
Income tax provision	17,539	18,055	16,083
Net income	36,740	28,635	23,972
Earnings per share:
Basic	$2.99	$ 2.34	$ 2.05
Diluted	$2.85	$ 2.24	$ 1.95

NOTE 4.  REAL ESTATE PROPERTIES

The following table summarizes our real estate properties by type of facility and by state as of December 31, 2006 and 2005:

December 31, 2006
	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$ 5,735	$ 40,820	$17,530
Missouri	1	123	3,728	1,656
South Carolina	7	6,145	36,215	15,925
Tennessee	2	874	11,474	3,686
Total Long-Term Care Centers	16	12,877	92,237	38,797
Assisted Living Facilities:
Alabama	1	268	5,468	2,524
Florida	3	3,414	21,698	9,138
Tennessee	2	886	13,434	4,319
Total Assisted Living Facilities	6	4,568	40,600	15,981
Independent Living Centers:
Tennessee	1	2,019	14,931	3,091
Total Independent Living Centers	1	2,019	14,931	3,091
Total	23	$19,464	$147,768	$57,869

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

December 31, 2005
	Number
	of		Buildings and	Accumulated
Facility Type and State	Facilities	Land	Improvements	Depreciation
(dollar amounts in thousands)
Long-Term Care Centers:
Florida	6	$ 5,735	$ 40,820	$15,828
Missouri	1	123	3,728	1,504
South Carolina	7	6,145	36,215	14,507
Tennessee	2	874	11,474	3,295
Total Long-Term Care Centers	16	12,877	92,237	35,134
Assisted Living Facilities:
Alabama	1	268	5,468	2,301
Florida	3	3,414	21,698	8,178
Tennessee	2	886	13,434	3,857
Total Assisted Living Facilities	6	4,568	40,600	14,336
Independent Living Centers:
Tennessee	1	2,019	14,931	2,708
Total Independent Living Centers	1	2,019	14,931	2,708
Total	23	$19,464	$147,768	$52,178

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

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

During the fourth quarter of 2006, the mortgage notes scheduled to mature on the previously extended due date of March 31, 2007 were extended at the existing rate of interest until March 31, 2012.  At December 31, 2006, all required contractual payments under the mortgage notes receivable are current.

NOTE 5.  MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable at December 31, 2006 and 2005:

Final		Original
Payment		Face Amount	Principal Amount at
Date	Payment Terms for 2006	of Mortgage	12/31/06	12/31/05
		(in thousands)
2016	Monthly payments of $43,318, which
	includes interest at the prime rate plus 2% (10.25%)	$ 5,500	$ 4,477	$ 4,547

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	5,100	4,047	4,236

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2% (10.25%)	850	471	516

2006	Monthly payments of $5,396, which includes
	interest at 9.0%. Repaid in 2006	600	—	34

2012	Monthly payments of $72,800, which
	includes interest at 10.5% plus balance
	due March 31, 2012	6,054	1,940	2,088

2012	Monthly payments of $10,400, which
	includes interest at 10.5% plus balance
	due March 31, 2012	1,886	391	434

2012	Monthly payments of $46,800, which
	includes interest at 10.5% plus balance
	due March 31, 2012	4,106	1,215	1,352

Total	Weighted Average Interest 9.38% at Dec. 31, 2006	$24,096	$12,541	$13,207

During 2005, our 10.5% mortgage notes receivable scheduled to mature on December 31, 2005 were extended on the same terms until March 31, 2007.  In 2006, the mortgage notes were further extended until March 31, 2012 on the same terms.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

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

NOTE 6.  INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of NHI common stock for approximately $3,483,000.  At December 31, 2006, the fair value of the shares based on quoted market prices is $7,425,000.  This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders’ equity in accordance with SFAS No. 115.  We recognized $533,000, and $405,000 of dividend income on our investments in NHI common stock during 2006 and 2005, respectively.

NOTE 7.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”, we calculate the fair value of financial instruments using discounted cash flow techniques.  At December 31, 2006 and 2005, there were no material differences between the carrying amounts and fair values of our financial instruments.

NOTE 8. DEBT

Debt consists of the following:

	Weighted Average	Final	Principal Amount
(dollar amounts in thousands)	Interest Rate	Maturities	December 31,
			2006	2005

Term loan, interest	Variable
payable quarterly	6.4% at 12/31/06	2008	$8,750	$10,450

The aggregate principal maturities of all debt for the five years subsequent to December 31, 2006 are as follows:

2007	$ —
2008	8,750,000
Thereafter	—
Total	$8,750,000

In February 2004, we repaid our then existing bank term loan (approximately $31,175,000).  Proceeds from the prepayment of notes receivable and cash on hand were used to repay the loan.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

In May 2004, we borrowed $17,000,000 under a bank term loan with an interest rate of 30 day LIBOR plus 1.5% and a three year term.  The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR + 2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%).  The new term note payable required monthly interest payments plus quarterly principal payments in the amount of $425,000 until maturity on May 14, 2007 at which time the entire outstanding principal balance would be due.  On November 18, 2005, we prepaid $4,000,000 of our bank term loan payable.

On February 3, 2006, the unsecured bank term loan payable was assigned to NHI.  The assigned loan as amended requires monthly interest payments at the interest rate of 30 days LIBOR plus 1.00% (6.35% at December 31, 2006).  The unpaid principal ($8,750,000 at December 31, 2006) is due at maturity (January 2, 2008).

Our loan agreement requires maintenance of specified operating ratios and stockholders’ equity by NHR.  As of December 31, 2006, we have met all such covenants.  We have no additional borrowing agreements at December 31, 2006.

NOTE 9.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

As discussed in Note 3, at such time as our lease with NHC is terminated for any reason or expires, we are committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us.  Our lease with NHC currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value.

The fair market value of any additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost.  In addition, NHC agrees, at NHR’s request, to finance NHR’s purchase of the addition with a floating rate, interest only note at the prime rate of interest for a period of up to two years.  Additions at six centers costing approximately $30,586,000 are currently planned.  At December 31, 2006, expansion construction is completed at three centers (cost $13,207,000) and is underway at two centers (expected total cost of $10,976,000, $7,604,000 incurred).  Construction of the sixth addition is expected to begin in 2007 (estimated cost to complete $6,403,000).  The cost of this potential commitment, if any, cannot be determined at this time.

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

DECEMBER 31, 2006, 2005 AND 2004

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

NOTE 10.  STOCK OPTION PLAN

The Compensation Committee of the Board of Directors (“the Committee”) has the authority to select the participants to be granted options; to designate within existing tax law requirements whether the option granted is an incentive stock option (“ISO”), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO’s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

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

The fair value of each option award was estimated on the grant date, using the Black-Scholes option valuation model with the weighted average assumptions indicated in the following table.  Generally, awards are subject to clift vesting.  Each grant is valued as a single award with an expected term based upon expected employees and termination behavior.  Compensation cost is recognized on the straight-line attribution method.  The straight-line attribution method requires that compensation expense is recognized at least equal to the portion of the grant-date fair value that is vested at that date.  The expected volatility is derived using daily historical data for periods preceding the date of grant.  The risk-free interest rate is the approximate yield on the United States Treasury Strips having a life equal to the expected option life on the date of grant.  The expected life is an estimate of the number of years an option will be held before it is exercised.  The following table summarizes the elements used for the Black-Scholes option valuation model:

	Year Ended
	12/31/06	12/31/05	12/31/04
Dividend yield	8.60%	7.79%	9.03%
Expected volatility	23.9%	25.4%	32.9%
Expected lives	4.3 years	5 years	5 years
Risk-free interest rate	5.01%	3.81%	3.58%
Expected forfeiture rate	0.00%	0.00%	0.00%

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

The following table summarizes option activity:

		Weighted	Aggregate
	Number	Average	Instrinsic
	of Shares	Exercise Price	Value
Outstanding December 31, 2003	412,000	$ 8.75	—
Options granted	20,000	16.50	—
Options exercised	(108,520)	8.52	—
Options forfeited	(20,000)	11.42	—
Outstanding December 31, 2004	303,480	9.17	—
Options granted	30,000	19.25	—
Options exercised	(244,480)	6.11	—
Options forfeited	(29,000)	8.38	—
Outstanding December 31, 2005	60,000	17.29	—
Options granted	30,000	17.71	—
Options exercised	(12,401)	16.05	—
Options cancelled	(7,599)	18.51	—
Options forfeited	(5,000)	19.25	—
Outstanding December 31, 2006	65,000	17.72	$409,000

Options exercisable	65,000	$17.72	$409,000

At December 31, 2006, 65,000 options outstanding are exercisable.  Exercise prices on the options range from $14.80 to $19.25.  The weighted average contractual life of options outstanding at December 31, 2006 is 3.18 years.  Our policy is to issue new shares to satisfy share option exercises.  We have reserved 1,015,526 shares of common stock for issuance under the stock option plan.  At December 31, 2006, 1,059,041 shares of common stock may be issued under the stock option plan.

The weighted average fair value per share of options granted was $1.61 per share, $1.99 per share, and $2.06 per share for 2006, 2005 and 2004, respectively.  The total intrinsic value of stock options exercised during the twelve months ended December 31, 2006 was $159,000.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

As a result of adopting SFAS 123(R), the Company recognized $48,000 of compensation expense for the year ended December 31, 2006.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  No tax deductions in excess of amounts recognized as compensation costs have been recorded for the year ended December 31, 2006.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

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

NOTE 13.  COMMON STOCK DIVIDENDS (Unaudited)

Actual dividend payments per share to our common stockholders are characterized in the following manner for tax purposes in 2006:

Dividend	Taxable as	Non-Taxable
Payment Date	Ordinary Income	Return of Capital	Totals

April 14, 2006	$ .278825	$.053675	$ .3325
July 14, 2006	.278825	.053675	.3325
October 16, 2006	.278825	.053675	.3325
January 16, 2007	.378825	.053675	.4325
	$1.215300	$.214700	$1.4300

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NOTE 14.  SELECTED QUARTERLY FINANCIAL DATA

(Unaudited, in thousands, except per share amount)

The following table sets forth selected quarterly financial data for the two most recent fiscal years.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006

Revenues	$5,163	$4,980	$4,999	$4,995
Non-Operating Income	125	190	204	343
Net Income	3,103	2,933	3,033	3,338
Basic Earnings Per Share	.31	.29	.30	.34
Diluted Earnings Per Share	.31	.29	.30	.34

2005

Revenues	$4,900	$4,938	$4,948	$4,986
Non-Operating Income	123	138	156	152
Net Income	2,783	2,828	2,805	2,861
Basic Earnings Per Share	.29	.29	.28	.29
Diluted Earnings Per Share	.28	.29	.28	.29

The per share amount shown above may not add to the annual amounts reported due to differences in the calculation of weighted average shares.

In the fourth quarter of 2006, general and administrative expenses decreased primarily due to franchise tax expense credits of $798,000 related to statute expirations.  The increases were offset in part due to increased expenses of approximately $515,000 related to the potential merger with NHC.

NOTE 15.  PROPOSED MERGER AGREEMENT BETWEEN NATIONAL HEALTH REALTY, INC. AND NATIONAL HEALTHCARE CORPORATION

On December 20, 2006, National Health Realty, Inc. and National HealthCare Corporation and its wholly-owned subsidiaries, NHC/OP, L.P. and Davis Acquisition Sub LLC, entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement and subject to receipt of the required stockholder vote, National Health Realty, Inc. will consolidate with its newly formed wholly-owned subsidiary New NHR, Inc., as the result of which a new Maryland corporation (the “Consolidated Company”) will be formed.  Subject to the receipt of the required stockholder vote, regulatory approval and consummation of certain other transactions specified in the Merger Agreement, the Consolidated Company will be merged with and into Davis Acquisition Sub LLC (the “Merger”) which will continue as a wholly-owned subsidiary of NHC/OP, L.P. and shall succeed to and assume all the rights and obligations of the Consolidated Company.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Pursuant to the Merger Agreement, each outstanding common share of the Consolidated Company not owned by National HealthCare Corporation, Davis Acquisition Sub LLC or NHC/OP, L.P. will be converted into the right to receive one share of National HealthCare Corporation Series A Convertible Preferred Stock (the “Preferred Stock”), plus $9.00 in cash.  Each share of the Preferred Stock will be entitled to cumulative annual preferred dividends of $0.80 per share and will have a liquidation preference of $15.75 per share.  The Preferred Stock will be listed on the American Stock Exchange and will be convertible at any time at the option of the holder into 0.24204 shares of National HealthCare Corporation common stock, subject to adjustment.

Completion of the Merger is subject to Hart-Scott-Rodino anti-trust review and approval by shareholders of National HealthCare Corporation of the NHC proposal and shareholders of National Health Realty, Inc. of the NHR proposal.  There can be no assurance that such approvals will be granted.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Based on their evaluation as of December 31, 2006, the president and principal accounting officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Management’s Report on Internal Control Over Financial Reporting - We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).   We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  We have concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria.  Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Board of Directors and Stockholders

National Health Realty, Inc.

Murfreesboro, Tennessee

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that National Health Realty, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). National Health Realty, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that National Health Realty, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway, Commission (COSO). Also in our opinion, National Health Realty, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Health Realty, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 16, 2007 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

Nashville, Tennessee

March 16, 2007

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Changes in Internal Control - There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely  to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information

None.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

NHR is directed by its seven person Board of Directors.  A director may be removed from office for cause only.  Officers serve at the pleasure of the Board of Directors for a term of one year.  The following table gives information about our directors and executive officers:

Name and Address of Directors and Executive Officers	Age	Position(1)	Expiration of term as Director
J. Paul Abernathy 2102 Greenland Drive Murfreesboro, TN 37130	71	Director	2007
Robert G. Adams 100 Vine Street, Suite 1400 Murfreesboro, TN 37130	60	Director, CEO & President	2009
W. Andrew Adams 750 S. Church Street, Suite B Murfreesboro, TN 37130	61	Director & Chairman	2008
Ernest G. Burgess, III 7097 Franklin Road Murfreesboro, TN 37128	67	Director	2008
James R. Jobe 707 Regal Drive Murfreesboro, TN 37129	45	Director	2007
Richard F. LaRoche, Jr. 2103 Shannon Drive Murfreesboro, TN 37129	61	Director	2009
Joseph M. Swanson 1188 Park Avenue Murfreesboro, TN 37129	68	Director	2007
Donald K. Daniel 100 Vine Street, Suite 1200 Murfreesboro, TN 37130	60	Senior V.P. & Controller Principal Accounting Officer	—
Charlotte A. Swafford 100 Vine Street, Suite 1100 Murfreesboro, TN 37130	59	Senior V.P. & Treasurer	—

(1)All officers serve one year terms.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Dr. J. Paul Abernathy (Independent Director) joined the Board in 2003 and is a retired general surgeon.  He was in private practice at Murfreesboro Medical Clinic from 1971 until retirement in 1995.  Previously, he served as a general practice physician for Hazard Memorial Hospital in Hazard, Kentucky.  Lt. Col. Abernathy additionally served as a flight surgeon for the Homestead Air Force Base in Florida and Chief of Surgery for the United States Air Force at Keesler Air Force Base in Mississippi.  Dr. Abernathy twice served as President of the Rutherford County Stones River Academy of Medicine and holds memberships in the Southern Medical Society, the Southeastern Surgery Society, and is a Fellow in the American College of Surgeons.  Dr. Abernathy has a B.S. degree from Middle Tennessee State University and an M.D. degree from the University of Tennessee.  Dr. Abernathy also serves as a director for National HealthCare Corporation.  He serves on the Company’s Audit Committee, Compensation Committee and is Chairman of the Nominating and Corporate Governance Committee.

Robert G. Adams (CEO, President and Inside Director) has been a director of NHR since December 1997 and was named President on November 1, 2004.  He is also the CEO of NHC.  Mr. Adams has served NHC for 30 years - three years as President, 15 years as Senior Vice President and 13 years on the Board of Directors.  Mr. Adams has a B.S. degree from Middle Tennessee State University.  He is the brother of W. Andrew Adams.

W. Andrew Adams (Affiliated Outside Director) resigned as President of NHR on November 1, 2004.  He now serves as a non-employee Chairman of the Board.  He has served on the NHR Board since December 1997.  Mr. Adams was also CEO of NHC from 1981 until November 2004 and has served on its Board since 1974, currently serving as Chairman of the Board of NHC focused on strategic planning.  He additionally serves as President and Chairman of the Board of National Health Investors, Inc. and, through his wholly owned business, Management Advisory Source, LLC, acts as the investment advisor for NHI.  In addition, he serves on the Board of SunTrust Bank, Nashville.  He is the brother of Robert G. Adams and brother-in-law of Ernest G. Burgess.

Ernest G. Burgess, III (Affiliated Outside Director) has served as a director since December 1997.  He served as Senior Vice President of Operations for 20 years for NHC before retiring in 1994.  He now serves as the Mayor of Rutherford County, Tennessee.  He has an M.S. degree from the University of Tennessee, and also serves on the Board of Directors of National HealthCare Corporation.  He is the brother-in-law of W. Andrew Adams.

James R. Jobe (Independent Director), CPA, has served as a director since April 2006.  He has been a partner in the CPA firm of Jobe, Hastings & Associates in Murfreesboro, Tennessee since 2000 and was manager of the firm from 1986 until 2000.  He has over 20 years experience in governmental accounting, auditing and consulting and long-term care consulting, including Medicare/Medicaid cost reporting, reimbursement planning and consulting.  Mr. Jobe holds memberships in the American Institute of Certified Public Accountants, the Tennessee Society of Certified Accountants (member of Healthcare Committee and former Member of Governmental Accounting and Auditing Committee), the Healthcare Financial Management Association and Tennessee Health Care Association.  Mr. Jobe serves as the Audit Committee Chairman, and is a member of both the Compensation Committee and the Nominating and Corporate Governance Committee.  He received his B.B.A. in accounting from Middle Tennessee State University in 1984.

Richard F. LaRoche, Jr. (Independent Director) was NHR’s Secretary and Vice President until May 2002 when he retired from active management positions.  He has served as a director since 2005 and serves as a non-compensated Secretary to the Board.  He served 27 years with NHC as Secretary and General Counsel and 14 years as Senior Vice President, retiring from those positions in May 2002.  He has a law degree from Vanderbilt University and an A.B. degree from Dartmouth College. Mr. LaRoche currently serves as a director of National Health Investors, Inc. and National HealthCare Corporation.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Joseph M. Swanson (Independent Director) has served as a director since August 2002.  He is an owner/manager of Swanson Development Company, a multi-state real estate development and leasing company with approximately 3 million square feet of buildings and over 200 tenants.  He is also the developer of over 1,000 acres of commercial and residential property.  Additionally, Mr. Swanson is the owner and president of a 70 year old manufacturing and distribution company.  He was a founding shareholder and director of First City Bank from 1986 through 1995, and has served as a founding director of Bank of Murfreesboro from 1995 through 2003.  Mr. Swanson is also a majority partner in a commercial contracting company and trustee of a commercial real estate unitrust that owns and develops real estate.  He serves on the NHR Audit Committee and the Nominating Corporate Governance Committee, and is Chairman of the Compensation Committee.

Donald K. Daniel (Senior Vice President and Controller) joined NHC in 1977 as Controller, and has served NHR in that capacity and as Principal Accounting Officer since 1998.  He also serves NHC as Senior Vice President and Controller and as the Principal Accounting Officer.  He received a B.A. degree from Harding University and an M.B.A. from the University of Texas.

Charlotte A. Swafford (Senior Vice President and Treasurer) has been Treasurer of NHC since 1985, and has served NHR in that capacity since 1998.  She joined NHC in 1973 and has served as Staff Accountant, Accounting Supervisor and Assistant Treasurer.  She has a B.S. degree from Tennessee Technological University.

Board of Directors and Committees of the Board - The Board of Directors held 10 meetings during 2006.  All directors were present at the regularly scheduled meeting of the Board and of committees on which they served, with Dr. Abernathy being unable to attend the special telephonic meeting on November 29, 2006.  We strongly urge, but do not require, directors to attend the Annual Meeting.  At the 2006 Annual Meeting, all directors were in attendance.  The American Stock Exchange listing rules require that a majority of the Board be comprised of independent directors.  The Board has identified Dr. Abernathy, Mr. Jobe, Mr. LaRoche and Mr. Swanson as independent directors.  Except for Mr. LaRoche, the independent directors have no relationships with us.  Prior to May 22, 2002, Mr. LaRoche was an executive officer of the Company; however, since May 22, 2002, Mr. LaRoche has received no compensation from us for any services other than that as a director for all time periods after May 22, 2002.  The Board of Directors has determined (with the passage of time mandated by federal law and AMEX regulations) that Mr. LaRoche is independent.  The independent directors other than Mr. LaRoche serve as the members of NHR’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

On August 14, 2006, a Special Committee was formed, comprised of Mr. Jobe and Mr. Swanson to negotiate with the Special Committee of the Board of Directors of National HealthCare Corporation (“NHC”) regarding a potential merger between the companies.  During 2006 the Special Committee held numerous informal and formal meetings, both separately and with the NHC Special Committee.  There were five formal meetings of the full Board (including two by teleconference) during 2006 regarding the possible merger.  The NHR Special Committee retained outside counsel and an outside financial advisor for the purposes of advising them on the negotiations. Ultimately the parties negotiated and signed a Merger Agreement and Voting Agreement on December 20, 2006.

The Board has formed and chartered three subcommittees, the charters of which are published on NHR’s website at www.nationalhealthrealty.com.  Each committee is comprised of three independent directors.  Each committee adopted its respective charter, which provides that the committees shall elect chairmen.  These committee meetings serve as the vehicle for regularly scheduled executive sessions of the non-management directors.  A presiding officer is elected by the non-management Board members at each executive session meeting that is held.

The Audit Committee and independent directors have adopted procedures to receive and address complaints regarding accounting,  internal control, and auditing issues.  The full Board has adopted the NHR Code of Ethics and the NHC Valuesline, which are described on the Company’s website and in this Form 10-K under the heading “Shareholder Communications”.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

The Audit Committee consists of directors James R. Jobe, J. Paul Abernathy and Joseph M. Swanson.  We note that the Board has found that the members of the Audit Committee meet the SEC and AMEX definition of “independent board member”; additionally, its Chairman, James R. Jobe, meets the SEC definition of “audit committee financial expert”.  The Audit Committee formally met four times in 2006.

The Compensation Committee consists of directors J. Paul Abernathy, James R. Jobe and Joseph M. Swanson.  The Compensation Committee adopted a formal charter complying with AMEX rules and has published this charter on our website.  The Company’s Investment Advisor determines compensation for the officers of the Company in accordance with the Advisory Agreement and the charter of this Compensation Committee.  The Compensation Committee held one meeting in which it ratified the compensation paid by the Investment Advisor for 2006 to the Company’s officers.  Further meetings were deemed unnecessary during 2005 because all compensation was determined by the Company’s Investment Advisor.  As can be seen from the Compensation Table included in this Form 10-K, our executive officers receive only incentive awards for their performance.  NHC determines the bonuses of the executive officers of the Company in accordance with the Advisory Agreement and based upon the Compensation Committee charter.

The Nominating and Corporate Governance Committee consists of directors J. Paul Abernathy, James R. Jobe and Joseph M. Swanson.  The Nominating and Corporate Governance Committee’s responsibilities include providing assistance to the Board of Directors in identifying and recommending candidates qualified to serve as directors of the Company, to review the composition of the Board of Directors, to develop, review and recommend governance policies and principles for the Company and to review periodically the performance of the Board of Directors.

The process followed by the Committee is to identify qualified individuals for Board membership and recommend them to the full Board for consideration.  This includes all potential candidates, whether initially recommended from management, other Board members or shareholders of the Company.  Nominations by shareholders should be sent to National Health Realty, Inc., 100 Vine Street, Suite 1400, Murfreesboro, Tennessee 37130, Attn: Nominating and Corporate Governance Committee.  Any such nominations by shareholders shall include the candidate’s name, together with appropriate biographical information of the candidate and a statement as to whether the shareholder or group of shareholders making the recommendation has beneficially owned more than 5% of the Company’s Common Stock for at least one year as of the date the recommendation is made.  If the appropriate biographical information is provided on a timely basis, the Committee will evaluate shareholder recommended candidates by following substantially the same process, and applying the same criteria, as it follows for candidates submitted by others.

In determining whether to recommend a candidate for the Board’s consideration, the Committee looks at various criteria including experience, an understanding of the health care industry, real estate, finance and accounting.  The principal qualification of a director is the ability to act successfully on the shareholders’ behalf.  The Committee then evaluates each nominee and does an internal rank ordering.  Existing Board members are automatically considered by the Committee for a term renewal.  The Company believes that the collective experience and qualifications of the directors should provide a variety of understanding and abilities that will allow the Board to fulfill its responsibilities.  The Company has not paid a fee to any third party to identify, evaluate or assist in identifying or evaluating potential nominees.  The Nominating and Corporate Governance Committee held one meeting in 2006.

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16(a) of the Securities and Exchange Act of 1934 as amended requires officers, directors, and persons who own more than 10% of the Company’s equity securities to file statements of changes in beneficial ownership (Forms 4 or 5) with the Securities and Exchange Commission (the “SEC”) and the American Stock Exchange.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all such forms they file, and must make such filings with the SEC within two days of any applicable transaction.  The Company reminds all of the officers and directors of this requirement monthly.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

To our knowledge and based on the review of the copies of such forms received by it and monthly statements provided by officers and directors, we believe that during 2006 all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were satisfied timely, except for two Form 4 filings for Ernest G. Burgess - a sale of 5,000 shares on January 24, 2006 for $19.00 per share and a sale of 5,000 shares July 5, 2006 for $18.51 per share.  Other than these two filings, we know of no other untimely filings being made.

Code of Ethics - We have adopted a Code of Ethics for all employees, officers and directors.  If there are any amendments or waivers to the Code of Ethics, it will be published on our website (www.nationalhealthrealty.com).  To date there have been none.  Copies of the Code of Ethics will be furnished, free of charge, to any interested investor upon receipt of a written request to the attention of the Secretary at National Health Realty, Inc., P. O. Box 1398, Murfreesboro, Tennessee 37133.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Since NHR was spun out from National HealthCare Corporation (“NHC”) at the end of 1997, our Investment Advisor, NHC, has determined the compensation of our officers in accordance with the Advisory Agreement and pursuant to the charter of the Compensation Committee.  We make sure that the compensation of our named executive officers (“Named Executive Officers” or “NEO’s”) aligns with the interests of our shareholders.

Cash Compensation - Since the services of our NEO’s are provided by our Investment Advisor, the NEO’s receive only incentive awards for their performance.  NHC determines the bonuses of the NEO’s of the Company in accordance with the Advisory Agreement and based upon the Compensation Committee charter.  All of our officers have the responsibility for predetermined annual Company financial and quality objectives and can earn performance bonuses from the Bonus Pool provided by the Investment Advisor through its “Executive Performance Incentive Plan”.  These bonuses are discussed below:

Equity Based Compensation - Our equity based compensation program is based upon traditional stock option grants.  We have maintained shareholder approved stock option plans since 1998.  The most recent plan was adopted in 2005.  Although these plans authorize the Compensation Committee of the Board to issue various types of derivative equity, including stock appreciation rights and restricted stock, only traditional stock option grants have been issued thus far.  Every stock option we have issued has been with an exercise price set at the trading price of our stock on the American Stock Exchange on the stock option’s grant date.  The objective of our stock option policy is both to reward participants for their efforts by sharing in the Company’s stock value increase and, second, to create a system to assist in retaining directors and officers.  We accomplish the latter by granting five year stock options with an additional twelve month period during which the Company can repurchase an exercised stock option from any employee who terminates employment.

Stock options were last granted to NEO’s in 1999.  The Company has never repriced stock options.  The Board, upon approval of the grants, has normally authorized management to grant the stock options to non-executive employees at their discretion.

Retirement and Post Employment Compensation - NHR does not offer any retirement or 401(k) plans; these plans are provided by the Investment Advisor to the NHC employees who provide services to NHR.

Fringe Benefits - No fringe benefits are available to NEO’s or other partners.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

2006 Summary Compensation Table

Name and Principal Position(1) (a)	Year (b)	Salary ($) (c)	Bonus ($)(2) (d)	Stock Awards ($)(3) (e)	Option Awards ($)(4) (f)	Non-Equity Incentive Plan Compen- sation ($)(5) (g)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($)(6) (i)	Total ($) (j)
Robert G. Adams(7) President & CEO	2006	-0-	150,000	-0-	-0-	-0-	-0-	-0-	150,000
Donald K. Daniel, Sr. VP & Controller PAO	2006	-0-	50,000	-0-	-0-	-0-	-0-	-0-	50,000
Charlotte A. Swafford, Sr. VP & Treasurer	2006	-0-	50,000	-0-	-0-	-0-	-0-	-0-	50,000

(1)There are only three executive officers of the Company

(2) NHR’s NEO’s receive bonuses through the Investment Advisor’s Executive Performance Incentive Plan.  The Compensation Committee considers and if it deems appropriate, approves the allocation fo the bonus amounts recommended by the Investment Advisor.

(3)No stock awards were made to Named Executive Officers or key employees during 2006.

(4)None of the Names Executive Officers were granted option awards in 2006.

(5)The Company does not have a “Non-Equity Incentive Plan” or compensation.

(6)The Company does not have pension or deferred compensation plans.

(7)Robert G. Adams is also a director of NHR but receives no compensation as a director.

2006 Grants of Plan-Based Awards

No grants of plan-based awards were made in 2006.

2006 Outstanding Equity Awards at Fiscal Year End

No equity awards were issued in 2006 and currently there are no outstanding grants to executive officers or other key employees of the Company.  All outstanding stock option grants have been exercised in previous years.

2006 Option Exercises and Stock Vested

No options were exercised by and no stock vested for NEO’s during 2006.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

2006 Pension Benefits

The Company does not offer any pension benefit plans.

2006 Nonqualified Deferred Compensation

None.

Director Compensation

Our historic and current principle of directors’ compensation is that the directors (as the policymakers for the Company) should be compensated primarily by instruments that track the financial and quality performance of the Company and only secondarily by cash compensation.  Accordingly, director compensation is divided into two components:

Equity Awards - Under a Board of Directors Stock Option Plan approved by the Company’s shareholders, directors receive a five year stock option, granted and issued on the day of the first annual meeting of the shareholders each year with an exercise price set at the closing price of NHR’s common stock on that day.  Such options expire at the end of five years and vest immediately upon grant.  The Board has historically paid little attention to compensation of comparable companies because it has been able to attract and retain independent Board members at the current compensation level.

Cash Compensation - Directors receive cash compensation based on meetings actually attended in person.  There is no compensation for telephonic meetings.  The current compensation is $2,000 per meeting attended and is an amount which was recommended to the Board by the Chief Executive Officer but which may be set at the Board’s discretion.  Since 2002, the Company has also chartered and created three Board committees: the Nominating and Corporate Governance Committee, the Compensation Committee and the Audit Committee.   No additional payments are made to either committee members or the chairman of these committees; it being the Board’s usual practice to meet as a group for all committee meetings and then adjourn into the full Board meeting.

2006 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compen- sation ($) (e)	Change in Pension Value and Non- qualified Deferred Compensation Earnings (f)	All Other Compen- sation ($) (g)	Total ($) (h)
J. Paul Abernathy	10,000	—	8,035	—	—	—	18,035
Robert G. Adams	—	—	—	—	—	—	—
W. Andrew Adams	10,000	—	8,035	—	—	—	18,035
Ernest G. Burgess, III	10,000	—	8,035	—	—	—	18,035
James R. Jobe	21,000	—	8,035	—	—	—	29,035
Richard F. LaRoche, Jr.	18,000	—	8,035	—	—	—	26,035
Joseph M. Swanson	25,000	—	8,035	—	—	—	33,035

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

From time to time the Board may form independent committees.  These committees are empowered to retain outside advisors and pay themselves additional compensation for their work.  Mr. Robert G. Adams as CEO of the Company, receives no compensation for service on the Board of Directors.  Mr. W. Andrew Adams was compensated for attendance at five regular Board meetings during 2006, receiving $2,000 per meeting.  Director Joel H. Jobe passed away unexpectedly at the end of March 2006.  Joel H. Jobe attended one Board meeting in 2006 and was compensated $2,000 for the regular Board meeting in January.  In April 2006, the Board elected James R. Jobe (Mr. Joel H. Jobe’s son) to fill the vacant position.  Mr. James R. Jobe attended three Board meetings in 2006 for which he received $2,000 per meeting.  Directors Abernathy, Burgess and Swanson each attended five Board meetings in 2006, receiving $2,000 per meeting.  Mr. LaRoche attended five Board meetings in 2006 for which he received $2,000 per meeting and additionally received $2,000 per quarter for his work as Board Secretary.  Directors (James R.) Jobe and Swanson served on the Special Committee of the Board for purposes of the proposed merger of the Company and National HealthCare Corporation, for which they were each compensated $15,000.

The Company’s directors do not participate in any other compensation plans or programs of the Company.

Pursuant to the Company’s shareholder approved Director’s Stock Option Plan, directors who are not executive officers annually receive an option to purchase 5,000 shares of the Company’s common stock at its closing price on the date of the first annual shareholders meeting each fiscal year.  Pursuant to FASB 123R, the 5,000 shares that were granted on May 3, 2006 have received an accounting value of $1.6069 per share.  The option exercise price for these shares is $17.71 per share.  On December 22, 2006, Dr. Abernathy exercised the 5,000 shares that were granted to him on May 3, 2005 at $19.25 per share and 5,000 shares granted to him on May 3, 2006 at $17.71.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The outstanding voting securities of NHR as of December 31, 2006 consisted of 9,951,864 shares of common stock, par value $.01 per share.  The following information is based upon (a) filings made by the persons or entities identified below with the Securities and Exchange Commission (“SEC”) or (b) reports provided by the Depository Trust Company.  Except as set forth below, on December 31, 2006, no person was known to us to own beneficially more than 5% of the outstanding common stock:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class(1)
Common Stock	W. Andrew Adams 750 S. Church Street, Suite B Murfreesboro, TN 37130	1,274,081(2)	12.8%
Common Stock	National Health Corporation P. O. Box 1398 Murfreesboro, TN 37133	1,271,147(2)	12.8%
Common Stock	T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	951,700(3)	9.6%
Common Stock	T. Rowe Price Small-Cap Value Fund, Inc.	757,600(3)	7.6%

(1) This is ownership calculated in accordance with Security and Exchange Commission Rules and not in accordance with real estate investment trust regulations.

(2) Included as shares beneficially owned are units of limited partnership interest in NHR/OP, L.P. the Company’s operating subsidiary.  National Health Corporation has 644,000 such units and Mr. W. A. Adams’ family partnership  has 571,754 such units.  Although these units cannot vote, they may be exchanged for shares of the Company’s common stock or cash based on the then fair market value of NHR common stock, as elected by the General Partner of NHR/OP, L.P.  This exchange has income tax consequences to the holder but not NHR and in some circumstances to NHR.  See Note 9 to the Consolidated Financial Statements.

(3) These securities are owned by various individuals and institutional investors for which T. Rowe Price Associates, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. (collectively “Price”) serve as investment advisor with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Price is deemed to be a beneficial owner of such securities; however, Price expressly disclaims that it is, in fact, the beneficial owner of such securities.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

The following table presents the security ownership of management, showing the ownership of directors, named executive officers (NEO) and directors and executive officers as a group:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership(1)	(4) Percent of Class
Common Stock	J. Paul Abernathy, Director	10,588	*
Common Stock	Robert G. Adams, Director and NEO	436,309	4.4%
Common Stock	W. Andrew Adams, Director	1,274,081	12.8%
Common Stock	Ernest G. Burgess, III, Director	165,000	1.7%
Common Stock	James R. Jobe, Director	5,000	*
Common Stock	Richard F. LaRoche, Jr., Director	382,714	3.8%
Common Stock	Joseph M. Swanson, Director	20,000	*
Common Stock	Donald K. Daniel, NEO	139,273	1.4%
Common Stock	Charlotte A. Swafford, NEO	152,978	1.5%
Common Stock	Directors and Executive Officers as a Group	2,585,943	26.0%

*Less than 1%.

(1)Amounts assume exercise of stock options outstanding.  Included in the amounts above are option shares as follows: Dr. Abernathy (0); Mr. W. A. Adams (10,000); Mr. R. G. Adams (0); Mr. Burgess (25,000); Mr. Jobe (5,000); Mr. LaRoche (10,000); Mr. Swanson (15,000); Mr. Daniel (0); and Ms. Swafford (0), of which all may be acquired upon the exercise of stock options granted under the 2002 Stock Option Plan.

(2)None of the shares owned by members of management have been pledged as security for any obligation except as follows: 571,754 shares by W. Andrew Adams; 45,000 shares by Ernest G. Burgess, III; 5,000 shares by Joseph M. Swanson; and 123,978 shares by Charlotte A. Swafford.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
	(a)	(b)	(c)
Equity compensation plans approved by security holders	65,000	$17.72	1997 Plan: 15,526 2005 Plan: 1,000,000
Equity compensation plans not approved by security holders	-0-	N/A	N/A
Total	65,000		1,015,526

Item 13.  Certain Relationships and Related Transactions, and Director Independence

NHC Master Lease Agreement - See “Item 1.  Business” NHC Master Agreement to Lease and Note 3 of Notes to Consolidated Financial Statements contained herein.

Advisory Agreement - See “Item 1.  Business” Advisory Agreement and Note 3 of Notes to Consolidated Financial Statements contained herein.

Proposed Merger Between NHR and NHC - See Management’s Discussion and Analysis, Proposed Merger between National Health Realty, Inc. and National HealthCare Corporation and Note 15 of Notes to Consolidated Financial Statements contained herein.

Policies and Procedures for Related Party Persons Review - While the Company has yet to adopt a formal written policy, the Audit Committee of our Board of Directors evaluates any transaction, arrangement or relationship in which NHR and any of its subsidiaries is a participant and the amount involved exceeds $120,000 in which an executive officer, director, director nominee or 5% stockholder (or their immediate family members) (each of whom we refer to as a “related party”) has a direct or indirect material interest.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

A related party transaction reviewed under the policy will be considered ratified if it is approved by the Audit Committee (the “Committee”) after full disclosure of the related party’s interest in the transaction.  As appropriate for the circumstances, the Committee will review and consider:

•

the related party’s interest in the related party transaction;

•

the approximate dollar value of the amount involved in the related party transaction;

•

whether the transaction was undertaken in the ordinary course of the Company’s business;

•

whether the terms of the transaction are proposed to be, or were, entered into on terms no less favorable to us than terms that could have been, or have been, reached with an unrelated third party;

•

the purpose of, and the potential benefits to us of, the transaction;

•

whether any alternatives were considered that would not have involved a transaction with a related party;

•

any other information regarding the related party transaction or the related party in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Committee may approve transaction only if the Committee determines that, under all of the circumstances, the transaction is in the Company’s best interest.  The Committee may impose any conditions on the Company in connection with the related party transaction that it deems appropriate.

Item 14.  Principal Accountant Fees and Services

The firm of BDO Seidman, LLP has served as our independent registered accounting firm since 2004.

The following table summarizes fees for professional services provided to us by BDO Seidman, LLP for the years ended December 31, 2005 and 2006.

	2005	2006
Audit Fees (review of the Company’s financial statements included in Form 10-Q, audit of the annual financial statements and Sarbanes-Oxley Section 404 attestation services)	$96,130	$119,170
Audit-Related Fees (assurance and related services to the audit)	—	—
Tax Fees (tax compliance, tax advice and tax planning)	—	—
All other fees	—	—

We were not billed for any other services for fiscal year 2006.

All the services described above were approved by our Audit Committee.  In accordance with the charter of our Audit Committee and consistent with the policies of the Securities and Exchange Commission, all auditing services and all non-audit services to be provided by any independent registered public accounting firm of the Company shall be pre-approved by the Audit Committee.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

PART IV

Item 15.  Exhibits, Financial Statements and Financial Statement Schedules

a)

(1)

Financial Statements:

The Financial Statements are included in Item 8 and are filed as part of this report.

(2)

Financial Statement Schedules:

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULES

Board of Directors and Stockholders

National Health Realty, Inc.

Murfreesboro, Tennessee

The audits referred to in our report dated March 16, 2007 relating to the consolidated financial statements of National Health Realty, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index.  These financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Nashville, Tennessee

March 16, 2007

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006
(dollars in thousands)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H

				Costs capitalized		Amount at which carried at
				subsequent to		close of period
		Initial Cost to Company		acquisition			Buildings &
	Encum-		Buildings &	Improve-	Carrying		Improve-		Accumulated	Date of	Date
Description	brances	Land	Improvements	ments	Costs	Land	ments	Total	Depreciation	Construction	Acquired
Health Care Centers (6)
Florida	$ —	$ 5,735	$ 40,820	$ —	$ —	$ 5,735	$ 40,820	$ 46,555	$17,530	N/A	12/31/97

Health Care Centers (1)
Missouri	—	123	3,728	—	—	123	3,728	3,851	1,656	N/A	12/31/97

Health Care Centers (7)
South Carolina	—	6,145	36,215	—	—	6,145	36,215	42,360	15,925	N/A	12/31/97

Health Care Centers (2)						874	11,474	12,348	3,686	N/A	12/31/97
Tennessee	—	874	11,474	—	—

Assisted Living Facilities (1)
Alabama	—	268	5,468	—	—	268	5,468	5,736	2,524	N/A	12/31/97

Assisted Living Facilities (3)
Florida	—	3,414	21,698	—	—	3,414	21,698	25,112	9,138	N/A	12/31/97

Assisted Living Facilities (2)
Tennessee	—	886	13,434	—	—	886	13,434	14,320	4,319	N/A	12/31/97

Independent Living Centers (1)
Tennessee	—	2,019	14,931	—	—	2,019	14,931	16,950	3,091	N/A	12/31/97

	$ —	$19,464	$147,768	$ —	$ —	$19,464	$147,768	$167,232	$57,869

(A)    The aggregate cost for federal income tax purposes is approximately $172,600.

(B)    Depreciation is calculated using depreciation lives up to 40 years for all completed facilities.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)
Investment in Real Estate:
Balance at beginning of period	$167,232	$167,232	$167,271
Cost of real estate sold	—	—	(39)
Balance at end of year	$167,232	$167,232	$167,232

Accumulated Depreciation:
Balance at beginning of period	$ 52,178	$ 46,306	$ 40,340
Addition charged to costs and expenses	5,691	5,872	5,966
Recognition of sale of assets for mortgage notes receivable	—	—	—
Balance at end of year	$ 57,869	$ 52,178	$ 46,306

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2006

Column A	Column B	Column C	Column D	Column E	Column F	Column G	Column H
							Principal Amount
							of Loans Subject
		Final	Monthly		Original Face	Carrying	to Delinquent
	Interest	Maturity	Payment		Amount of	Amount of	Principal or
Description	Rate	Date	Terms	Prior Liens	Mortgages	Mortgages	Interest
					(in thousands)	(in thousands)
LONG-TERM CARE FACILITIES:
First Mortgage Loans:
Brownsburg, Castleton & Plainfield,
Indiana (C)	10.50%	March, 2012	$130	None	$12,046	$ 3,546	None

Sarasota, Florida(A)	Prime plus 2%	Feb. 2016	52	None	6,350	4,948	None
	(10.25% at 12/31/06)

Ocoee, Florida (B)	8.5% to 9.0%	Apr. 2014	47	None	5,700	4,047	None

(A)	Balloon payments of approximately $1,578,000 due at maturity.
(B)	Balloon payment of approximately $2,131,000 due at maturity.
(C)	Balloon payments of approximately $3,874,000 due at maturity.

(1)	See Note 5 of Notes to Consolidated Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
	(in thousands)

Reconciliation of mortgage loans:
Balance at beginning of period	$13,207	$13,553	$44,595

Deductions during period:
Collection of principal	666	346	31,042

Balance at end of period	$12,541	$13,207	$13,553

All other schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

(3)

Exhibits:

Reference is made to the Exhibit Index of this Form 10-K Annual Report.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

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

Signature	Title	Date

/s/ W. Andrew Adams	Chairman	March 16, 2007
W. Andrew Adams

/s/ Donald K. Daniel	Sr. Vice President & Controller	March 16, 2007
Donald K. Daniel	Principal Accounting Officer
(Principal Financial Officer)

/s/ James Paul Abernathy	Director	March 16, 2007
James Paul Abernathy

/s/ Ernest G. Burgess, III	Director	March 16, 2007
Ernest G. Burgess, III

/s/ James R. Jobe	Director	March 16, 2007
James R. Jobe

/s/ Joseph M. Swanson	Director	March 16, 2007
Joseph M. Swanson

/s/ Richard F. LaRoche, Jr.	Director	March 16, 2007
Richard F. LaRoche, Jr.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

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
National HealthCare Corporation dated January 1, 2000 (incorporated by reference to Exhibit 10.2 to the Registrant’s 2005 Form 10-K)

10.3	Amendment No. 2 to Master Operating Lease between NHR/OP, L.P. and
National HealthCare Corporation dated October 1, 2000 (incorporated by reference to Exhibit 10.3 to the Registrant’s 2005 Form 10-K)

10.4	Amendment No. 3 to Master Operating Lease between NHR/OP, L.P. and
National HealthCare Corporation dated August 1, 2005 (incorporated by reference to Exhibit 10.4 to the Registrant’s 2005 Form 10-K)

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
National Health Realty, Inc. and Tennessee HealthCare Advisors, LLC
dated August 1, 2005 (incorporated by reference to Exhibit 10.6 to the
Registrant’s 2005 Form 10-K)

10.7	Form of National Health Realty, Inc. 1997 Stock Option and Stock
Appreciation Rights Plan (incorporated by reference to Exhibit 10.3.2 to the
Registrant’s registration statement No. 333-37173 on Form S-4)

10.8	2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan
(incorporated by reference from the Company’s 2005 Proxy Statement)

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

11	Statement regarding computation of per share earnings (incorporated by reference to
Note 11 of the Notes to Financial statements contained herein).

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of BDO Seidman, LLP

31.1	Section 302 CEO/CFO Certification

31.2	Section 302 CEO/CFO Certification

32	Section 906 CEO/CFO Certification