Form 10-Q
period 2007-03-31
NATIONAL HEALTH REALTY INC
filed 2007-05-04
CIK 1047334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
: QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
9 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
(Zip Code)

(615) 890-2020
Registrant=s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes : No 9

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
Large accelerated filer 9	Accelerated filer :	Non-accelerated filer 9

Indicate by check mark whether the registrant is a shell company (as is defined in Rule 12b-2 of the Exchange
Act). Yes 9 No :

9,956,864 shares of common stock were outstanding as of April 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Real estate properties:
Land	$ 19,464	$ 19,464
Buildings and improvements	147,768	147,768
	167,232	167,232
Less accumulated depreciation	(59,210)	(57,869)
Real estate properties, net	108,022	109,363

Mortgage and other notes receivable	12,371	12,541
Dividend interest and rent receivable	129	195
Cash and cash equivalents	10,049	10,652
Marketable securities	7,052	7,425
Other assets	110	129
Total Assets	$137,733	$140,305

LIABILITIES
Debt	$ 8,325	$ 8,750
Accounts payable and other accrued expenses	750	993
Accrued interest	46	48
Dividends payable	3,309	4,304
Distributions payable to minority interest partners	404	526
Total Liabilities	12,834	14,621

Commitments, contingencies and guarantees

Minority interests in consolidated subsidiaries	13,254	13,299

STOCKHOLDERS= EQUITY
Cumulative convertible preferred stock,
$.01 par value; 5,000,000 shares
authorized; none issued and outstanding	C	C
Common stock, $.01 par value;
75,000,000 shares authorized; 9,951,864
shares, issued and outstanding	99	99
Capital in excess of par value of common stock	138,696	138,696
Cumulative net income	92,268	89,325
Cumulative dividends	(122,986)	(119,677)
Unrealized gains on marketable securities	3,568	3,942
Total Stockholders= Equity	111,645	112,385
Total Liabilities and Stockholders= Equity	$137,733	$140,305

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

The interim condensed balance sheet at December 31, 2006 is derived from the audited consolidated financial statements at that date.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31
	2007	2006
	(in thousands, except
	share amounts)
REVENUES:
Rental income	$ 4,562	$ 4,628
Mortgage interest income	520	535
	5,082	5,163
EXPENSES:
Interest	138	149
Depreciation of real estate	1,341	1,423
General and administrative	525	235
	2,004	1,807

INCOME BEFORE NON-OPERATING INCOME AND MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES
	3,078	3,356

NON-OPERATING INCOME (investment and interest income)	224	125

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES	(359)	(378)

NET INCOME	$ 2,943	$ 3,103

NET INCOME PER COMMON SHARE:
Basic	$ .30	$ .31
Diluted	$ .30	$ .31

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING:
Basic	9,951,864	9,939,463
Diluted	9,968,645	9,946,538

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,943	$ 3,103
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (gains) losses of unconsolidated investment	(1)	81
Depreciation of real estate	1,341	1,423
Minority interests in consolidated subsidiaries	359	378
Decrease in interest and rent receivable	66	209
(Increase) decrease in other assets	19	(77)
Increase (decrease) in accounts payable and accrued liabilities	(245)	6
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,482	5,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection of mortgage notes receivable	170	198
NET CASH PROVIDED BY INVESTING ACTIVITIES	170	198

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(425)	(425)
Dividends paid to stockholders	(4,304)	(4,299)
Distributions paid to minority interest partners	(526)	(526)
NET CASH USED IN FINANCING ACTIVITIES	(5,255)	(5,250)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(603)	71
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,652	8,169
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 10,049	$ 8,240

Supplemental Information:
Cash payments for interest	$ 140	$ 152

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES
INTERIM CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS= EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
( in thousands, except share and per share amounts)

								Unrealized
	Cumulative Convertible				Capital in			Gains	Total
	Preferred Stock		Common Stock		Excess of	Cumulative	Cumulative	on Marketable	Stockholders=
	Shares	Amount	Shares	Amount	Par Value	Net Income	Dividends	Securities	Equity

BALANCE AT 12/31/05	C	$ C	9,939,463	$ 99	$138,468	$ 76,918	$(105,453)	$ 2,358	$112,390
Net income	C	C	C	C	C	3,103	C	C	3,103
Unrealized losses on market-
able securities	C	C	C	C	C	C	C	(126)	(126)
Total comprehensive income									2,977
Dividends to common share-
holders ($.3325 per share)	C	C	C	C	C	C	(3,306)	C	(3,306)

BALANCE AT 3/31/06 (Unaudited)	C	$ C	9,939,463	$ 99	$138,468	$ 80,021	$(108,759)	$ 2,232	$112,061

BALANCE AT 12/31/06	C	$ C	9,951,864	$ 99	$138,696	$ 89,325	$(119,677)	$ 3,942	$112,385
Net income	C	C	C	C	C	2,943	C	C	2,943
Unrealized losses on market-
able securities	C	C	C	C	C	C	C	(374)	(374)
Total comprehensive income									2,569
Dividends to common share-
holders ($.3325 per share)	C	C	C	C	C	C	(3,309)	C	(3,309)

BALANCE AT 3/31/07 (Unaudited)	C	$ C	9,951,864	$ 99	$138,696	$ 92,268	$(122,986)	$ 3,568	$111,645

The accompanying notes to interim condensed consolidated financial statements are an integral part of these financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements to which these notes are attached include, in our opinion, all normal, recurring adjustments which are necessary to fairly present the financial position, results of operations and cash flows of National Health Realty, Inc. (ANHR@ or Athe Company@) and its majority owned subsidiaries.  We assume that users of these interim financial statements have read or have access to the audited December 31, 2006, consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context.  See our web page at www.nationalhealthrealty.com.  Accordingly, footnotes and other disclosures which would substantially duplicate the disclosure contained in our most recent annual report to stockholders have been omitted.  This quarter=s interim financial information is not necessarily indicative of the results that may be expected for a full year for a variety of reasons including, but not limited to, changes in interest rates, rents, operations and the timing of debt and equity financings.

NOTE 2.  PROPOSED MERGER AGREEMENT BETWEEN NATIONAL HEALTH REALTY, INC. AND NATIONAL HEALTHCARE CORPORATION

On December 20, 2006, National Health Realty, Inc. and National HealthCare Corporation and its wholly-owned subsidiaries, NHC/OP, L.P. and Davis Acquisition Sub LLC, entered into an Agreement and Plan of Merger (the AMerger Agreement@).  Pursuant to the Merger Agreement and subject to receipt of the required stockholder vote, National Health Realty, Inc. will consolidate with its newly formed wholly-owned subsidiary New NHR, Inc., as the result of which a new Maryland corporation (the AConsolidated Company@) will be formed.  Subject to the receipt of the required stockholder vote, regulatory approval and consummation of certain other transactions specified in the Merger Agreement, the Consolidated Company will be merged with and into Davis Acquisition Sub LLC (the AMerger@) which will continue as a wholly-owned subsidiary of NHC/OP, L.P. and shall succeed to and assume all the rights and obligations of the Consolidated Company.

Pursuant to the Merger Agreement, each outstanding common share of the Consolidated Company not owned by National HealthCare Corporation, Davis Acquisition Sub LLC or NHC/OP, L.P. will be converted into the right to receive one share of National HealthCare Corporation Series A Convertible Preferred Stock (the APreferred Stock@), plus $9.00 in cash.  Each share of the Preferred Stock will be entitled to cumulative annual preferred dividends of $0.80 per share and will have a liquidation preference of $15.75 per share.  The Preferred Stock will be listed on the American Stock Exchange and will be convertible at any time at the option of the holder into 0.24204 shares of National HealthCare Corporation common stock, subject to adjustment.

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

March 31, 2007

(unaudited)

NOTE 3.  EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the reporting period.

Diluted earnings per share assumes the exercise of stock options using the treasury stock method.

The following table summarizes the earnings and the average number of common shares and dilutive potential common shares used in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2007	2006
BASIC:
Weighted average common shares	9,951,864	9,939,463

Net income available to common stockholders	$2,943,000	$3,103,000

Net income per common share	$ .30	$ .31

DILUTED:
Weighted average common shares	9,951,864	9,939,463
Stock options	16,781	7,075
Adjusted weighted-average common shares outstanding	9,968,645	9,946,538

Net income available to common stockholders	$2,943,000	$3,103,000

Net income per common share	$ .30	$ .31

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

NOTE 4.  COMMITMENTS, CONTINGENCIES AND GUARANTEES

At such time as our lease with NHC is terminated for any reason, we are contractually committed to purchase from NHC at fair market value building additions constructed by them at centers owned by us.  Our lease with NHC currently expires on December 31, 2017, with an option to extend the lease for an additional ten years at fair market value.

The fair market value of the building additions at the time of the lease termination shall be calculated as the lesser of (1) the appraised value of the addition or (2) the construction cost incurred by NHC plus 50% of any appraised value increase over cost.  In addition, NHC agrees, at NHR=s request, to finance NHR=s purchase of the additions with a floating rate, interest only note at the prime rate of interest for a period of up to two years.  Additions at six centers costing approximately $29,225,000 are currently planned.  At March 31, 2007, expansion construction is completed at five centers (cost $22,822,000).  Construction of the sixth addition is expected to begin in 2007 (estimated cost to complete $6,403,000).  The cost of this potential commitment, if any, has not been determined.

At December 31, 1997, in order to protect our REIT status, certain NHC unitholders received limited partnership units of NHR/OP, L.P. rather than shares of common stock of NHR.  As a result of certain unitholders= involuntary acceptance of NHR/OP, L.P. partnership units to benefit all other unitholders, we have indemnified those certain unitholders for any tax consequence resulting from any involuntary conversion of NHR/OP, L.P. partnership units into shares of NHR common stock.  The indemnification expires at such time as the NHR/OP, L.P. unitholders are in a position to voluntarily convert their partnership units into NHR common stock on a tax free basis without violating applicable REIT requirements.

We believe that we have operated our business to qualify as a REIT under Sections 856 through 860 of the Internal Code of 1986, as amended (the ACode@) and we intend to continue to operate in such a manner, but no assurance can be given that we will be able to qualify at all times.  If we qualify as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders.  This treatment substantially eliminates the Adouble taxation@ (at the corporate and stockholder levels) that typically applies to corporate dividends.  Our failure to continue to qualify under the applicable REIT qualification rules and regulations would cause us to owe state and federal income taxes and would have a material adverse impact on our financial position, results of operations and cash flows.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

NOTE 5. MORTGAGE AND OTHER NOTES RECEIVABLE

The following is a summary of the terms and amounts of mortgage and other notes receivable as of March 31, 2007:

		Original
Final		Face Amount
Payment Date	Payment Terms	of Mortgage	Principal Amount
		(in thousands)
2016	Monthly payments of $43,318, which in-
	cludes interest at the prime rate plus 2% (10.25%)	$ 5,500	$ 4,460

2014	Monthly payments of $38,250, which
	includes interest at 8.5%	5,100	4,001

2016	Monthly payments of $7,845, which includes
	interest at the prime rate plus 2% (10.25%)	850	459

2012	Monthly payments of $72,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2012	6,054	1,892

2012	Monthly payments of $10,400, which
	includes interest at 10.5%, plus balance
	due March 31, 2012	1,886	377

2012	Monthly payments of $46,800, which
	includes interest at 10.5%, plus balance
	due March 31, 2012	4,106	1,182

Total	Weighted Average Interest 9.75% at 3/31/07	$23,496	$12,371

NOTE 6.  INVESTMENT IN MARKETABLE SECURITIES

On September 17, 2002, we purchased 225,000 shares of National Health Investors, Inc. (ANHI@) common stock for approximately $3,483,000.  At March 31, 2007, the fair value of the shares is $7,052,000.  This investment in marketable securities is classified as an investment in securities available for sale. Unrealized gains and losses on available for sale securities are recorded in stockholders= equity in accordance with SFAS No. 115, Accounting by Creditors for Impairment of a Loan – An Amendment of FASB Statement No. 5 and 15.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

NOTE 7.  STOCK OPTION PLAN

The Compensation Committee of the Board of Directors (Athe Committee@) has the authority to select the participants to be granted options; to designate whether the option granted is an incentive stock option (AISO@), a non-qualified option, or a stock appreciation right; to establish the number of shares of common stock that may be issued upon exercise of the option; to establish the vesting provision for any award; and to establish the term any award may be outstanding.  The exercise price of any ISO=s granted will not be less than 100% of the fair market value of the shares of common stock on the date granted and the term of an ISO may not be any more than ten years.  The exercise price of any non-qualified options granted will not be less than 100% of the fair market value of the shares of common stock on the date granted unless so determined by the Committee.

Our stockholders have approved the 1997 Stock Option and Appreciation Rights Plan and the 2005 Stock Option, Restricted Stock and Stock Appreciation Rights Plan under which options to purchase shares of our common stock are available for grant to our consultants, advisors, directors and employees at a price no less than the market value of the stock on the date the option is granted.  Grants of options to our directors of 5,000 shares each are granted automatically on the date of our annual stockholder meeting.  Grants to directors vest immediately when issued and have a term of five years.  No options except those to our directors are currently outstanding.  The following table summarizes option activity:

		Weighted	Aggregate
	Number	Average	Instrinsic
	of Shares	Exercise Price	Value
Outstanding December 31, 2004	303,480	$ 9.17	C
Options granted	30,000	19.25	C
Options exercised	(244,480)	6.11	C
Options forfeited	(29,000)	8.38	C
Outstanding December 31, 2005	60,000	17.29	C
Options granted	30,000	17.71	C
Options exercised	(12,401)	16.05	C
Options cancelled	(7,599)	18.51	C
Options forfeited	(5,000)	19.25	C
Outstanding December 31, 2006	65,000	17.72	$376,000
Outstanding March 31, 2007	65,000	17.72	$376,000

Options exercisable at March 31, 2007	65,000	$17.72	$376,000

At March 31, 2007, 65,000 options outstanding are exercisable.  Exercise prices on the options range from $14.80 to $19.25.  The weighted average contractual life of options outstanding at March 31, 2007 is 2.93 years.  Our policy is to issue new shares to satisfy share option exercises.  We have reserved 1,015,526 shares of common stock for issuance under the stock option plan.  At March 31, 2007, 1,059,041 shares of common stock may be issued under the stock option plan.

No additional options were granted during the three month period ended March 31, 2007 and March 31, 2006.  Additionally, no outstanding options were exercised during the 2007 and 2006 periods.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), AShare-Based Payment@ (ASFAS 123(R)@), using the modified prospective application transition method.  Under this method, compensation cost is recognized, beginning January 1, 2006, based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and based on Statement of Financial Accounting Standards No. 123, AAccounting for Stock-Based Compensation (ASFAS 123@), for all awards granted to employees prior to January 1, 2006 that remain unvested on the effective date.  Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, AAccounting for Stock Issued to Employees@ (AAPB 25@) and related interpretations in accounting for our employee stock benefit plans.  Accordingly, no compensation cost was recognized for stock options granted under the plans because the exercise prices for options granted were equal to the quoted market prices on the option grant dates and all option grants were to employees or directors.  Results for prior periods have not been restated.

The Company did not recognized any compensation expense for the three months ended March 31, 2007 and March 31, 2006 since no additional options were granted nor did any vest in those periods.  SFAS 123(R) requires that the benefits of tax deductions in excess of amounts recognized as compensation cost be reported as a financing cash flow, rather than an operating cash flow, as required under prior accounting guidance.  No tax deductions in excess of amounts recognized as compensation costs have been recorded for the 2007 and 2006 periods presented.

NOTE 8. TERM NOTE PAYABLE

In May 2004, we entered into a $17,000,000 bank term loan agreement.  The proceeds of the loan were used to repay a note payable to NHC in the approximate amount of $14,922,000 (interest rate of LIBOR +2.25% with a floor of 4%) and a senior secured note payable to NHC in the approximate amount of $1,723,000 (interest rate of 8.4%).  The term note payable required monthly interest payments at the interest rate of 30 day LIBOR plus 1.50%.  Quarterly principal payments in the amount of $425,000 were required until maturity (May 14, 2007) at which time the entire outstanding principal balance is due.

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended.  The assigned loan as amended requires monthly interest payments to NHI at the interest rate of 30 day LIBOR plus 1.00% (6.32% at March 31, 2007).  The unpaid principal ($8,325,000 at March 31, 2007) is due to NHI at maturity (January 2, 2008).   The loan agreements require that we maintain specified operating ratios and stockholders’ equity.  We believe that our operating cash flows and borrowing capacity will be adequate to repay this obligation.

NOTE 9.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments -  an amendment to FASB Statements No. 133 and 144" (FAS 155).  FAS 155 simplifies the accounting for certain hybrid financial instruments containing embedded derivatives.  FAS 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under FAS 133.  In addition, it amends FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  The Company adopted the provisions of FAS 155 in the first quarter of fiscal 2007.  The implementation did not have a material impact on the Company's consolidated financial statements.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140."  This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement clarifies when servicing rights should be separately accounted for, requires companies to account for separately recognized servicing rights initially at fair value, and gives companies the option of subsequently accounting for those servicing rights at either fair value or under the amortization method.  The Company adopted the provisions of FAS 156 in the first quarter of fiscal 2007.  The implementation did not have a material impact on the Company's consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109."  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information.  The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than a 50% likelihood of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2007.  The implementation did not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, provides a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands the disclosures required for fair value measurements.  SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We do not expect this statement will have a material effect on our consolidated financial position, operating results or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected.  If we elect the fair value option provided for in this standard, we would adopt SFAS 159 on January 1, 2008.  We have not yet determined whether we will elect the option provided for in this standard, or the impact that the elective adoption may have on our consolidated financial position, operating results or cash flows.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

NOTE 10.  RELATIONSHIP WITH NATIONAL HEALTHCARE CORPORATION

The following table presents summarized financial information for NHC (unaudited):

	As of
	3/31/07	12/31/06
Balance Sheet Data:
Current assets	$298,620	$290,611
Total assets	487,297	471,477
Current liabilities	167,042	168,548
Deferred lease credits	5,755	6,058
Deferred revenue	28,163	25,762
Other long-term obligations	32,260	21,967
Stockholders= equity	254,077	249,142

Income Statement Data:
	Three Months Ended
	March 31,
	2007	2006
Net revenues	$146,504	$136,951
Total cost and expenses	135,557	127,976
Income before income taxes	10,947	8,975
Income tax provision	3,907	3,555
Net income	7,040	5,420

Earnings per common share:
Basic	$ .56	$ .44
Diluted	$ .54	$ .42

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

National Health Realty, Inc. (NHR or the Company) is a real estate investment trust (REIT) that began operations on January 1, 1998.  Currently our assets, through our subsidiary NHR/OP, L.P. (the Operating Partnership), include the real estate of 23 health care facilities, including 16 licensed skilled nursing facilities, six assisted living facilities and one independent living center (the Health Care Facilities).  We also own seven first and second mortgage promissory notes with principal balances totaling $12,371,000 (the Notes) at March 31, 2007 and secured by the real property of health care facilities.  Our revenues are derived primarily from rent and interest income from these real estate properties and mortgages receivable.  Our primary lessee is National HealthCare Corporation (NHC) which leases 14 of our 23 properties and guarantees the lease payments on the remaining nine properties.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Areas of Focus

Management is currently focusing upon our capacities as landlord and note holder.  Our objectives are to (1) provide current income for distribution to stockholders, (2) to provide the opportunity for additional returns to investors by participating in any increase in the operating revenues of our leased properties; (3) to provide the opportunity to realize capital growth resulting from appreciation, if any, in the value of our portfolio properties; and (4) to preserve and protect stockholder=s capital.  We can offer no assurance that these objectives will be realized.

NHR=s quarterly common stock dividend of 33.25 cents per share is expected to remain unchanged for the near future except for any adjustments required to reduce federal income taxes and/or to assure that we qualify to be taxed as a REIT under the Internal Revenue Code.

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

Our significant accounting policies and the associated estimates and the issues that impact these estimates mainly are as follows:

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

Valuations of and Impairments to Our Investments

Decisions about valuations and impairments of our investments require significant judgements and estimates on the part of management.  We monitor the liquidity and credit worthiness of our tenants and borrowers on an ongoing basis.  For real estate properties, the need to recognize an impairment is evaluated on a property by property basis in accordance with Statement of Financial Accounting Standards No. 144, AAccounting for the Impairment or Disposal of Long-Lived Assets@ (SFAS 144).  The potential need to recognize an impairment charge is based upon estimated undiscounted future cash flows from a property compared to the carrying value of the property.  Impairment charges, if needed, would be recognized based on the difference between the carrying values of the assets and the assets’ estimated fair value.  For notes receivable, impairment recognition is based upon an evaluation of the estimated collectibility of loan payments on a specific loan basis in accordance with Statement of Financial Accounting Standards No. 114, AAccounting by Creditors for Impairment of a Loan - An Amendment of FASB Statements No. 5 and 15".  While we believe that the carrying amounts of our properties and notes receivable are realizable, it is possible that future events could require us to make significant adjustments or revisions to these estimates.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

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

On February 3, 2006, our bank term loan was assigned to National Health Investors, Inc. and certain terms of the loan were amended.  The assigned loan as amended requires monthly interest payments at the interest rate of 30 day LIBOR plus 1.00% (6.32% at March 31, 2007).  The unpaid principal ($8,325,000 at March 31, 2007) is due at maturity (January 2, 2008).

Contractual Cash Obligations

Our contractual cash obligations for periods subsequent to March 31, 2007 are as follows:

		Less than	2-3	4-5	After 5
(in thousands)	Total	1 Year	Years	Years	Years
Long-term debt - principal	$8,325	$8,325	$ ---	$ C	$ C
Long-term debt - interest	487	486	1	C	C
Advisory agreement	500	500	C	C	C
Total Contractual Cash Obligations	$9,312	$9,311	$ 1	$ C	$ C

The commitment to purchase upon termination or expiration of our lease agreements with NHC, improved properties at their fair values has been excluded from the above table because the amounts are not estimable and are dependent on events that have not yet occurred.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

We expect that current cash on hand, marketable securities, short-term notes receivable, operating cash flows, and as needed, our borrowing capacity will be adequate to finance our operating and financing requirements for 2007 and the foreseeable future.

Sources and Uses of Funds

Our leasing and mortgage services generated net cash from operating activities during the three months ended March 31, 2007, in the amount of $4,482,000 compared to $5,123,000 in the prior period.  Net cash from operating activities generally includes net income plus non-cash expenses, such as depreciation and amortization and provision for loan losses, if any, and working capital changes.  The period to period decrease is due primarily to reduced mortgage interest income, rental income and increases in general and administrative related to the potential merger with NHC.  Increases are offset in part by reduced interest expense and depreciation expense.

Cash flows provided by investing activities totaled $170,000 during the three months ended March 31, 2007, compared to $198,000 in the prior period.  Collection of mortgage notes receivable provided $170,000 of cash flow in the current period compared to $198,000 in the same period last year.

Cash flows used in financing activities totaled $5,225,000 ($5,250,000 last year) and included payments on long-term debt of $425,000 ($425,000 last year), payments for dividends to stockholders of $4,304,000 ($4,299,000 last year), and payments for cash distributions to minority interest partners of $526,000 ($526,000 last year).

Dividends

We intend to pay quarterly distributions to our stockholders in an amount at least sufficient to satisfy the distribution requirements of a real estate investment trust.  Such requirements necessitate that at least 90% of our taxable income be distributed annually.  The primary source for distributions will be rental and interest income we expect to earn on the real property and mortgage notes receivable.

Debt to Liabilities and Equity Ratio

At March 31, 2007, our debt as a percentage of total liabilities and capital (excluding minority interest) was 6.7%.

Our current cash on hand, marketable securities, collections on leases and notes receivable, operating cash flows and, as needed, our borrowing capacity is expected to be adequate to pay or finance any scheduled debt reduction, plus our operating requirements for 2007 and into 2008.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net income for the three months ended March 31, 2007, is $2,943,000 versus $3,103,000 for the same period in 2006, a decrease of 5.2%.  Diluted earnings per common share is 30 cents in the 2007 period, compared to 31 cents in the 2006 period.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

Total revenues for the three months ended March 31, 2007, decreased $81,000 to $5,082,000 from $5,163,000 for the three months ended March 31, 2006.  Revenues from rental income decreased $66,000 or 1.4% when compared to the same period in 2006.  Revenues from mortgage interest decreased $15,000 or 2.8% in 2007 as compared to the same period in 2006.

The decrease in rental income is due primarily to the collection of percentage rent related to the prior period, which became fixed and determinable during the current quarter.  The decrease was offset in part due to increased percentage rent and expansion rent in the current period.   Percentage rent is calculated at 3% of the amount by which gross revenues of each leased health care center in each year after 1999 exceed the gross revenues of such health care facility in the applicable period of 1999.

The decrease in mortgage interest income is due to the reductions in the principal of mortgage notes due to regular monthly amortization offset in part due to increased interest rates due to variable rate notes receivable.

Total expenses for the 2007 three month period increased $197,000 or 10.9% to $2,004,000 from $1,807,000 for the 2006 three month period.  Interest expense decreased $11,000 or 7.4% in the 2007 three month period as compared to the 2006 period.  Depreciation of real estate decreased $82,000 or 5.8%.  General and administrative costs increased $290,000 or 123.4%.

Interest expense decreased due to regular voluntary quarterly payments ($425,000 per quarter) that reduced the loan balance.  Decreases were offset in part due to the interest rate on variable rate debt being greater in the 2007 three month period compared to 2006.

General and administrative expenses increased primarily due to increases in audit fees, legal fees, director fees and indemnification insurance.  Approximately $266,000 of the increase is for legal fees related to the potential merger with NHC.

Non-operating income, which is composed of net revenues from investment, loan renewal fee, interest income, and equity in losses of an unconsolidated investment  increased $99,000 or 79.2% for the three months ended March 31, 2007 compared to the same period in 2006.  Investment and interest income for the three months ended March 31, 2007 includes $113,000 of dividend income, $110,000 of bank interest income, and $1,000 of equity in earnings of an unconsolidated investment.

Funds From Operations

Our funds from operations (AFFO@) for the three months ended March 31, 2007, on a diluted basis was $4,138,000, a decrease of $233,000 as compared to $4,371,000 for the same period in 2006.  FFO represents net earnings available to common stockholders, excluding the effects of asset dispositions, plus depreciation associated with real estate investments.  Diluted FFO assumes, if dilutive, the conversion of cumulative convertible preferred stock and the exercise of stock options using the treasury stock method.

We believe that funds from operations is an important supplemental measure of operating performance for a real estate investment trust.  Because the historical cost accounting convention used for real estate assets requires straight-line depreciation (except on land), such accounting presentation implies that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen and fallen with market conditions, presentations of operating results for a real estate investment trust that use historical cost accounting for depreciation could

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

be less informative, and should be supplemented with a measure such as FFO.  The term FFO was designed by the real estate investment trust industry to address this issue.  Our measure may not be comparable to similarly titled measures used by other REITs.  Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs.  Since other REITs may not use our definition of FFO, caution should be exercised when comparing our Company=s FFO to that of other REITs.  Funds from operations in and of itself does not represent cash generated from operating activities in accordance with GAAP (funds from operations does not include changes in operating assets and liabilities) and therefore should not be considered an alternative to net earnings as an indication of operating performance, or to net cash flow from operating activities as determined by GAAP in the United States, as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

The following table reconciles net income to funds from operations:

	Three Months Ended
	March 31
	2007	2006
	(in thousands,
	except share amounts)
Net income applicable to common stockholders	$2,943	$3,103
Adjustments:
Real estate depreciation	1,341	1,423
Minority interest in NHR/OP, L.P. share
of add back for real estate depreciation	(146)	(155)
Funds from operations	$4,138	$4,371

Basic funds per common share from operations	$ .42	$ .44
Diluted funds per common share from operations	$ .42	$ .44

Shares for basic funds from operations per share	9,951,864	9,939,463
Shares for diluted funds from operations per share	9,968,645	9,946,538

FUTURE RENTAL AND MORTGAGE INTEREST INCOME UNCERTAINTIES

Our rental and mortgage interest income revenues are believed by management to be secure. However, the majority of the income of our lessees and borrowers is derived from the lessees= participation in the Medicare and Medicaid programs.  Adverse changes in these programs or the inability of our lessees and borrowers to participate in these programs would have a material adverse impact on the financial position, results of operations and cash flows of our lessees and borrowers and their resultant ability to service their obligations to us.  Additionally, prepayment by our borrowers of their mortgage notes to us would reduce our future income.

INCOME TAXES

We intend at all times to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Therefore, we will not be subject to federal income tax provided we distribute at least 90% of our

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

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

FORWARD-LOOKING STATEMENTS

References throughout this document to Athe Company@, Awe@ or Aus@ include National Health Realty, Inc. and its subsidiaries.  In accordance with the Securities and Exchange Commission=s APlain English@ guidelines, this Quarterly Report on Form 10-Q has been written in the first person.  In this document, the words Awe@, Aour@, Aours@ and Aus@ refer only to National Health Realty, Inc. and its subsidiaries and not any other person.

This Quarterly Report on Form 10-Q and other information we provide from time to time, contains certain Aforward-looking@ statements as that term is defined by the Private Securities Litigation Reform Act of 1995.  All statements regarding our expected future financial position, results of operations, cash flows, funds from operations, continued performance improvements, ability to service and refinance our debt obligations, ability to finance growth opportunities, and similar statements including, without limitations, those containing words such as Abelieves@, Aanticipates@, Aexpects@, Aintends@, Aestimates@, Aplans@, and other similar expressions are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements as a result of, but not limited to, the following factors:

C

national and local economic conditions, including their effect on the availability and cost of labor, utilities and materials;

C

the effect of government regulations and changes in regulations governing the healthcare industry, including compliance with such regulations by us and our borrowers and/or lessees;

C

changes in Medicare and Medicaid payment levels and methodologies and the application of such methodologies by the government and its fiscal intermediaries;

C

the ability to pay when due or refinance certain debt obligations when they mature;

C

the competitive environment in which we operate.

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

See the notes to the quarterly financial statement, and AItem 1.  Business@ and AItem 1A.  Risk Factors@ as is found in our 2006 Annual Report on Form 10-K for a discussion of various governmental regulations and other operating factors relating to the healthcare industry and the risk factors inherent in them.  The Annual Report and Form 10-Q=s are available on our web site at www.nationalhealthrealty.com.  You should carefully consider those risks before making any investment decisions in the Company.  These risks and uncertainties are not the only ones facing the Company.  There may be additional risks that we do not presently know of or that we currently deem immaterial.  If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected.  In that case, the trading price of our Common Stock could decline, and you may lose all or part of your investment.  Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

INTEREST RATE RISK

Our cash and cash equivalents consist of highly liquid investments with an original maturity of less than three months.  Approximately $7,452,000 of our notes receivable bear interest at fixed interest rates.  As the interest rates on these notes receivable are fixed, a hypothetical 10% change in market interest rates would have no impact on our future earnings and cash flows related to these instruments.  Approximately $4,919,000 of our notes receivable bear interest at variable rates (generally at prime plus 2%).  Because the interest rate of these instruments are variable, a hypothetical 10% change in market interest rates would result in a related increase or decrease in annual interest income of approximately $50,000.

As of March 31, 2007, all of our debt ($8,325,000) bears interest at variable interest rates.  A hypothetical 10% increase in interest rates would result in additional annual interest expense of $53,000 and a 10% reduction in interest rates would result in annual interest expense declining $53,000.

We currently do not use any derivative instruments to hedge our interest rate expense or for trading purposes. The use of such instruments would be subject to strict approvals by our senior officers.  Therefore, our exposure related to such derivative instruments is not material to our financial position, results of operations or cash flows.

EQUITY PRICE RISK

We consider our investments in marketable securities as available for sale securities and unrealized gains and losses are recorded in stockholders= equity in accordance with Statement of Financial Accounting Standards No. 115.  The investments in marketable securities are recorded at their fair market value based on quoted market prices.  Thus, there is exposure to equity price risk, which is the potential change in fair value due to a change in quoted market prices.  Hypothetically, a 10% increase in quoted market prices would result in a related 10% increase in the fair value of our investments in marketable securities of approximately $705,000 and 10% reduction in quoted market prices would result in a related 10% decrease in the fair value of our investments in marketable securities of approximately the same amount.

Item 4.  Controls and Procedures

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company=s management, including the Chief Executive Officer (ACEO@) and Principal Accounting Officer (APAO@), of the

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

effectiveness of the design and operation of the Company=s disclosure controls and procedures.  Based on that evaluation, the Company=s management, including the CEO and PAO, concluded that the Company=s disclosure controls and procedures were effective as of March 31, 2007.  There have been no significant changes in the Company=s internal control over financial reporting or in other factors that could significantly affect or are reasonably likely to significantly affect internal controls over financial reporting during the quarterly period ended or subsequent to March 31, 2007.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings.  None

Item 1A. Risk Factors.

During the quarter ended March 31, 2007, there were no material changes to the risk factors that were disclosed in Item 1A of National Health Realty, Inc.’s Annual Report on Form 10–K for the year ended December 31, 2006.

Item 2.

Unregistered sales of Equity Securities and Use of Proceeds.  Not applicable

Item 3.

Defaults Upon Senior Securities.  None

Item 4.

Submission of Matters to a Vote of Security Holders.  None

Item 5.

Other Information.  None

Item 6.

Exhibits.

(a)

List of exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer

32	Certification pursuant to 18 U.S.C. Section 906 by Chief Executive
Officer and Principal Accounting Officer

NATIONAL HEALTH REALTY, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL HEALTH REALTY, INC.
(Registrant)

Date: May 3, 2007	/s/Robert G. Adams
Robert G. Adams
President

Date: May 3, 2007	/s/Donald K. Daniel
Donald K. Daniel
Senior Vice President/Controller
(Principal Financial Officer)